Form 10-Q
period 1994-03-31
NEW ENGLAND POWER CO
filed 1994-05-11
CIK 71337

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                               FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1994

                                  OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


                     Commission File Number 0-1229


                   (LOGO)  NEW ENGLAND POWER COMPANY


          (Exact name of registrant as specified in charter)


        MASSACHUSETTS                04-1663070
        (State or other              (I.R.S. Employer
        jurisdiction of              Identification No.)
        incorporation or
        organization)


         25 Research Drive, Westborough, Massachusetts   01582
               (Address of principal executive offices)


          Registrant's telephone number, including area code
                            (508-366-9011)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at March 31, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                            NEW ENGLAND POWER COMPANY
                              Statements of Income
                             Periods Ended March 31
                                   (Unaudited)
                                           Three Months         Twelve Months
                                           ------------          -----------
                                          1994      1993      1994       1993
                                          ----      ----      ----       ----
                                                    (In Thousands)
Operating revenue, principally from affiliates$399,574$395,065$1,553,523$1,529,685
                                        --------  -------- --------------------

Operating expenses:
  Fuel for generation                     73,359    73,300    273,405   287,474
  Purchased electric energy              120,838   125,924    520,898   515,098
  Other operation                         44,402    51,789    178,700   175,710
  Maintenance                             20,906    17,506    106,662   105,157
  Depreciation and amortization           34,658    34,139    132,451   126,208
  Taxes, other than income                15,356    14,365     52,922    51,898
  Income taxes                            33,182    26,463    100,716    83,270
                                        --------  -------- --------------------
       Total operating expenses          342,701   343,486  1,365,754 1,344,815
                                        --------  -------- --------------------
       Operating income                   56,873    51,579    187,769   184,870

Other income:
  Allowance for equity funds used during
   construction                            1,776       691      4,337     2,558
  Equity in income of nuclear power companies1,287   1,585      5,348     6,108
  Other income (expense) - net, including
   related taxes                          (2,371)   (1,343)    (1,595)     (298)
                                        --------  -------- --------------------
       Operating and other income         57,565    52,512    195,859   193,238
                                        --------  -------- --------------------

Interest:
  Interest on long-term debt               9,152    12,252     42,738    56,442
  Other interest                              39       521      4,945     1,781
  Allowance for borrowed funds used during
   construction - credit                    (815)     (351)    (2,390)   (1,478)
                                        --------  -------- --------------------
       Total interest                      8,376    12,422     45,293    56,745
                                        --------  -------- --------------------

       Net income                       $ 49,189  $ 40,090 $  150,566$  136,493
                                        ========  ======== ====================



                         Statements of Retained Earnings


Retained earnings at beginning of period$346,153  $321,699 $  342,655$  311,727
Net income                                49,189    40,090    150,566   136,493
Dividends declared on cumulative
  preferred stock                           (866)   (1,398)    (4,351)   (5,591)
Dividends declared on common stock       (24,187)  (17,736)  (117,711)  (99,974)
Premium on redemption of preferred stock                         (870)
                                        --------  -------- --------------------
Retained earnings at end of period      $370,289  $342,655 $  370,289 $  342,655
                                        ========  ======== ====================

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                     March 31, December 31,
                                  ASSETS               1994        1993
                                  ------               ----        ----
                                                         (In Thousands)
Utility plant, at original cost                   $2,461,163   $2,445,702
 Less accumulated provisions for depreciation
   and amortization                                  961,730      943,750
                                                  ----------   ----------
                                                   1,499,433    1,501,952
Net investment in Seabrook 1 under rate settlement    87,726      103,344
Construction work in progress                        214,745      165,860
                                                  ----------   ----------
      Net utility plant                            1,801,904    1,771,156
                                                  ----------   ----------
Investments:
 Nuclear power companies, at equity                   46,559       46,342
 Nonutility property and other investments, at cost   19,932       19,927
                                                  ----------   ----------
      Total investments                               66,491       66,269
                                                  ----------   ----------
Current assets:
 Cash                                                  2,215          610
 Accounts receivable, principally from sales of
  electric energy:
   Affiliated companies                              181,828      201,674
   Others                                             53,971       58,581
 Fuel, materials and supplies, at average cost        67,933       55,955
 Prepaid and other current assets                     25,276       26,454
                                                  ----------   ----------
      Total current assets                           331,223      343,274
                                                  ----------   ----------
Accrued Yankee Atomic costs                           96,284      103,501
Deferred charges and other assets                    159,999      157,087
                                                  ----------   ----------
                                                  $2,455,901   $2,441,287
                                                  ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares    $  128,998   $  128,998
 Premiums on capital stocks                           86,829       86,829
 Other paid-in capital                               288,000      288,000
 Retained earnings                                   370,289      346,153
                                                  ----------   ----------
      Total common equity                            874,116      849,980
 Cumulative preferred stock, par value $100 per share 61,028       61,028
 Long-term debt                                      667,492      667,448
                                                  ----------   ----------
      Total capitalization                         1,602,636    1,578,456
                                                  ----------   ----------
Current liabilities:
 Short-term debt (including $5,975,000 and $8,325,000
   to affiliates                                      21,875       50,525
 Accounts payable (including $55,945,000 and $58,056,000
   to affiliates)                                    153,179      144,100
 Accrued liabilities:
   Taxes                                              18,435        9,337
   Interest                                            8,573       10,086
   Other accrued expenses                             36,198       38,313
   Dividends payable                                  24,187       14,512
                                                  ----------   ----------
      Total current liabilities                      262,447      266,873
                                                  ----------   ----------
Deferred federal and state income taxes              346,085      344,077
Unamortized investment tax credits                    62,124       62,591
Accrued Yankee Atomic costs                           96,284      103,501
Other reserves and deferred credits                   86,325       85,789
                                                  ----------   ----------
                                                  $2,455,901   $2,441,287
                                                  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                       1994         1993
                                                       ----         ----
                                                         (In Thousands)
Operating activities:
   Net income                                       $ 49,189     $ 40,090
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                      35,803       35,514
   Deferred income taxes and investment tax credits - net4,090       (414)
   Allowance for funds used during construction       (2,591)      (1,042)
   Early retirement program                                         2,967
   Decrease (increase) in accounts receivable         24,456       38,395
   Decrease (increase) in fuel, materials and supplies(11,978)      7,292
   Increase (decrease) in accounts payable             9,079      (28,358)
   Increase (decrease) in other current liabilities    5,470       32,508
   Other, net                                         (5,568)      (3,521)
                                                    --------     --------
      Net cash provided by operating activities     $107,950     $123,431
                                                    --------     --------

Investing activities:
   Plant expenditures, excluding allowance
     for funds used during construction             $(62,317)    $(29,423)
                                                    --------     --------
      Net cash used in investing activities         $(62,317)    $(29,423)
                                                    --------     --------

Financing activities:
   Dividends paid on common stock                   $(14,512)    $(24,186)
   Dividends paid on preferred stock                    (866)      (1,398)
   Long-term debt - issues                                        102,000
   Long-term debt - retirements                                  (101,000)
   Premium on reacquisition of long-term debt                        (841)
   Changes in short-term debt                        (28,650)     (18,325)
                                                    --------     --------
      Net cash used in financing activities         $(44,028)    $(43,750)
                                                    --------     --------

Net increase in cash and cash equivalents           $  1,605     $ 50,258

Cash and cash equivalents at beginning of period         610          652
                                                    --------     --------
Cash and cash equivalents at end of period          $  2,215     $ 50,910
                                                    ========     ========

Supplementary information:
   Interest paid less amounts capitalized           $  9,068     $ 10,260
                                                    --------     --------
   Federal and state income taxes paid              $ 21,881     $  7,888
                                                    --------     --------

The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Power Companies
- -----------------------------------------------

     A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                                      Quarters Ended
                                         March 31,
                                    -------------------
                                      1994       1993
                                      ----       ----
                                      (In Thousands)

 Operating revenue                  $150,649   $155,045
                                    ========   ========
 Net income                         $  7,922   $  8,302
                                    ========   ========
 Company's equity in net income     $  1,287   $  1,585
                                    ========   ========

                                    March 31,     December 31,
                                      1994            1993
                                      ----            ----
                                         (In Thousands)

 Plant                             $   566,836   $   591,650
 Other assets                        1,304,715     1,286,923
 Liabilities and debt               (1,624,643)   (1,633,139)
                                   -----------   -----------
 Net assets                        $   246,908   $   245,434
                                   ===========   ===========
 Company's equity in net assets    $    46,559   $    46,342
                                   ===========   ===========

    At March 31, 1994, $12,615,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings. Yankee Atomic Electric Company plans to retain its earnings until all of its current debt commitments are satisfied.


Note B - Hazardous Waste
- ------------------------

    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault,

- ------

for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New England Electric System subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

    Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against the Company regarding liability for cleanup of sites alleged to contain hazardous waste or substances. The Company has been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection at six sites at which hazardous waste is alleged to have been disposed. The Company is also aware of other sites for which it may be held responsible for remediating and it is likely that, in the future, the Company will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Although rate recovery may be sought for cleanup costs incurred, it is uncertain what portion, if any, would be allowed in rates.

- ------

    The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material (ten percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful.


Note C
- ------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1993 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------

               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
    Net income for the first quarter of 1994 increased $9 million from the corresponding period in 1993. Earnings in the first quarter of 1993 included a one-time after-tax charge of $6 million ($10 million before tax) associated with an early retirement offer and special severance program for non-union employees undertaken by the Company as part of an organizational review. Excluding the effects of this 1993 charge, 1994 first quarter earnings increased $3 million. This increase is primarily due to increased revenues attributable to increased peak demands and decreased interest costs attributable to 1993 debt refinancings, partially offset by increased operation and maintenance costs.

Rate Activity
- -------------
    The Federal Energy Regulatory Commission (FERC) has allowed the Company to defer increased costs associated with a new accounting standard for postretirement benefits other than pensions (PBOPs) effective with its next rate filing. New accounting rules established by the Financial Accounting Standards Board, which became effective in 1993, require employers to establish a liability during the working years of employees for the expected cost of providing PBOPs instead of recording such costs when paid. In a statement of policy applicable to all utilities subject to its rate-making jurisdiction, the FERC stated that the increased costs resulting from these new rules could be deferred pending the next rate filing so long as such filing occurs before the end of 1995. Accordingly, the Company has deferred a total of approximately $13 million of increased PBOP costs since January 1, 1993.

Operating Revenue
- -----------------
    The following table summarizes the changes in operating revenue during the first quarter of 1994 compared to the corresponding periods in 1993:
            Increase (Decrease) in Operating Revenue

                                       First Quarter
                                       -------------
                                       1994 vs 1993
                                       ------------
                                       (In Millions)

    Fuel recovery                          $(4)

    Sales increase and other                 8
                                           ---
                                           $ 4
                                           ===
    The increase in sales reflects a 3.9 percent increase in peak demands due to colder weather conditions in the first quarter of 1994 compared to the same period last year.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses:
        Increase (Decrease) in Total Operating Expenses

                                          First Quarter
                                          -------------
                                          1994 vs 1993
                                          ------------
                                          (In Millions)

    Fuel costs                                $(4)

    Purchased energy excluding fuel            (1)

    Other operation and maintenance            (4)

    Taxes                                       8
                                              ---
                                              $(1)
                                              ===
    Total fuel costs represents fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The decrease in other operation and maintenance expense reflects the one-time costs amounting to $10 million associated with an early retirement offer and special severance program recorded in the first quarter of 1993, partially offset by increased generating plant maintenance costs, increased computer system development costs, and general increases in other areas.

    The increase in taxes is primarily due to increased income and the effects of the increase in the Federal corporate income tax rate from 34 percent to 35 percent which went into effect in the third quarter of 1993 retroactive to January 1, 1993.

Interest Expense
- ----------------
    The decrease in interest expense is primarily due to significant refinancings of corporate debt at lower interest rates during 1993.

Hazardous Waste
- ---------------
    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.
    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New England Electric System subsidiaries (NEES) currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.
    Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against the Company regarding liability for cleanup of sites alleged to contain hazardous waste or substances. The Company has been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection at six sites at which hazardous waste is alleged to have been disposed. The Company is also aware of other sites for which it may be held responsible for remediating and it is likely that, in the future, the Company will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.
    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Although rate recovery may be sought for cleanup costs incurred, it is uncertain what portion, if any, would be allowed in rates.
    The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material (ten percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. It is impossible to predict the ultimate impact on the Company and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the Company if this cause of action is recognized in the states in which the Company operates and in contexts other than condemnation cases.

Clean Air Requirements
- ----------------------
    The Company produces approximately 50 percent of its electricity at eight older thermal generating units located in Massachusetts. The 1990 amendments to the federal Clean Air Act require a significant reduction in the nation's sulfur dioxide
(SO2) and nitrogen oxide (NOx) emissions by the year 2000.
Under the amendments, the Company is not subject to Phase 1 of the acid rain provisions of the federal law that will become effective in 1995. However, the Company is subject to the Massachusetts SO2 acid rain law that will become effective in 1995. Phase 2 of the federal acid rain requirements, effective in 2000, will apply to the Company and its units.
    Under the federal Clean Air Act, state environmental agencies in ozone non-attainment areas were required to develop regulations (also known as Reasonably Available Control Technology requirements, or RACT) that will become effective in 1995 to address the first phase of ozone air quality attainment. These regulations were adopted in Massachusetts in September 1993. The RACT regulations require control technologies (such as low NOx burners) to reduce NOx emissions, an ozone precursor. Additional control measures may be necessary to ensure attainment of the ozone standard. These measures would have to be developed by the states in 1994 and fully implemented no later than 1999. The extent of these additional control measures is unknown at this time, but could range from minor additions to the RACT requirements to extensive emission reduction requirements, such as costly add-on controls or fuel switching. Should the 1999 ozone attainment requirements be extensive or additional Clean Air Act or other environmental requirements be imposed, continued operation of certain existing generating units beyond 1999 could be uneconomical. The Company believes that premature retirement of substantially all of its older thermal generating units would cause substantial rate increases.
    To date, the Company has expended $8 million of one-time operation and maintenance costs and $55 million of capital costs in connection with Massachusetts and federal Clean Air Act compliance requirements. The Company expects to incur additional one-time operation and maintenance costs of approximately $17 million and capital costs of approximately $60 million in 1994 and 1995 to comply with the federal and state clean air requirements that will become effective in 1995. In addition, as a result of federal and state clean air requirements, the Company will begin incurring increased fuel costs which are estimated to reach an annual level of $13 million by 1995.
    The generation of electricity from fossil fuels may emit trace amounts of hazardous air pollutants as defined in the Clean Air Act Amendments of 1990. The Act mandates a study of the potential dangers of hazardous air pollutant emissions from electric utility plants. Such research is currently under way and is expected to be complete in 1995. The study conclusions could result in new emission standards and the need for additional costly controls on the Company's plants. At this time, the Company cannot estimate the impact that findings of this research might have on operations.
Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. Recently, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. For example, in 1984, less than one percent of the Company's capacity was supplied by non-utility generation sources. By the end of 1993, non-utility power purchases accounted for 380 MW or seven percent of the Company's total capacity. In addition to competition from non-utility generators, the presence of excess generating capacity in New England has resulted in the sale of bulk power by utilities at prices less than the total costs of owning and operating such generating capacity.
    Since over 95 percent of the Company's sales are to its retail affiliates, the Company is affected by increased competition that these affiliates are facing in the retail market. Currently, competition to these retail affiliates comes from primarily alternative fuel suppliers (principally natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. In the future, the potential exists for electric utilities and non-utility generators to sell electricity to retail customers of other electric utilities. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers in that state, by the year 1996, and all other retail customers by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states, including Massachusetts and Rhode Island have considered or are in the process of considering options to foster increased competition.
    The NEES companies are responding to current and anticipated competitive pressures in a variety of ways including cost control and a corporate reorganization into separate wholesale and retail business units. The wholesale business unit, which includes the Company, is positioning itself for increased competition through such means as terminating certain purchased power contracts, past and future shutdowns of uneconomic generating stations, and rapid amortization of certain plant assets. The Company's rates currently include approximately $100 million per year associated with the recovery of Seabrook
1 costs under a 1988 rate settlement and coal conversion expenditures at the Company's Salem Harbor station. The recovery of these costs will be completed prior to the end of 1995. The retail business unit's response to competition includes the development of value-added service for customers and the offering of economic development rates to encourage businesses to locate in the retail affiliates' service territories.
    Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules allow regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company does not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable.

Utility Plant Expenditures and Financing
- ----------------------------------------
    Cash expenditures for utility plant totaled $62 million for the first quarter of 1994 including $45 million related to the Manchester Street Station Repowering Project. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends. The Company plans to issue $50 million of long-term debt in 1994.
    The Company's major construction project is the repowering of Manchester Street Station, a 140 MW electric generating station in Providence, Rhode Island which is jointly owned by the Company (90 percent interest) and The Narragansett Electric Company (Narragansett) (10 percent interest). Repowering will more than triple the power generation capacity of Manchester Street Station and substantially increase the plant's thermal efficiency. The total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately $525 million, including allowance for funds used during construction (AFDC). In addition, related transmission work, which is principally the responsibility of Narragansett, is estimated to cost approximately $75 million and is scheduled for completion in late 1994. At March 31, 1994, $217 million, including AFDC, had been spent on the project ($176 million by the Company). Substantial commitments have been made relative to future planned expenditures for this project.
    At March 31, 1994, the Company had $22 million of short-term debt outstanding including $16 million in the form of commercial paper borrowings. The Company currently has lines of credit with banks totaling $315 million which are available to provide liquidity support for commercial paper borrowings and for $252 million of the Company's outstanding variable rate mortgage bonds in commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at March 31, 1994.
    For the twelve-month period ending March 31, 1994, the ratio of earnings to fixed charges was 6.27.

                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-48257, 33-48897, and 33-49193:

    12   Statement re computation of ratios

                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY

                                s/ Michael E. Jesanis


                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date:  May 11, 1994