Form 10-Q
period 1994-06-30
NEW ENGLAND POWER CO
filed 1994-08-10
CIK 71337

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                               FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1994

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

                          Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at June 30, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                            NEW ENGLAND POWER COMPANY
                              Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                               Quarter           Six Months
                                              --------           ----------
                                          1994      1993      1994       1993
                                          ----      ----      ----       ----
                                                     (In Thousands)
Operating revenue, principally from affiliates$356,488$361,131$756,062 $756,196
                                        --------  --------  --------   --------

Operating expenses:
  Fuel for generation                     64,143    56,174   137,502    129,474
  Purchased electric energy              118,919   133,352   239,757    259,276
  Other operation                         47,341    41,114    91,743     92,903
  Maintenance                             28,357    30,485    49,263     47,991
  Depreciation and amortization           34,249    32,763    68,907     66,902
  Taxes, other than income taxes          14,031    13,471    29,387     27,836
  Income taxes                            17,256    17,908    50,438     44,371
                                        --------  --------  --------   --------
       Total operating expenses          324,296   325,267   666,997    668,753
                                        --------  --------  --------   --------
       Operating income                   32,192    35,864    89,065     87,443

Other income:
  Allowance for equity funds used during
   construction                            2,286       811     4,062      1,502
  Equity in income of nuclear power companies1,444   1,351     2,731      2,936
  Other income (expense) - net              (599)      255    (2,970)    (1,088)
                                        --------  --------  --------   --------
       Operating and other income         35,323    38,281    92,888     90,793
                                        --------  --------  --------   --------

Interest:
  Interest on long-term debt               9,339    11,258    18,491     23,510
  Other interest                             995       416     1,034        937
  Allowance for borrowed funds used during
   construction - credit                  (1,193)     (337)   (2,008)      (688)
                                        --------  --------  --------   --------
       Total interest                      9,141    11,337    17,517     23,759
                                        --------  --------  --------   --------

       Net income                       $ 26,182  $ 26,944  $ 75,371   $ 67,034
                                        ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period$370,289  $342,655  $346,153   $321,699
Net income                                26,182    26,944    75,371     67,034
Dividends declared on cumulative
  preferred stock                           (858)   (1,398)   (1,724)    (2,796)
Dividends declared on common stock       (20,962)  (61,275)  (45,149)   (79,011)
                                       ---------  --------  --------   --------
Retained earnings at end of period      $374,651  $306,926  $374,651   $306,926
                                        ========  ========  ========   ========

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                        NEW ENGLAND POWER COMPANY
                          Statements of Income
                       Twelve Months Ended June 30
                               (Unaudited)
                                                     1994         1993
                                                     ----         ----
                                                       (In Thousands)
Operating revenue, principally from affiliates  $1,548,881    $1,541,819
                                                ----------    ----------
Operating expenses:
  Fuel for generation                              281,375       280,959
  Purchased electric energy                        506,466       519,069
  Other operation                                  184,927       178,413
  Maintenance                                      104,533       103,922
  Depreciation and amortization                    133,937       129,192
  Taxes, other than income taxes                    53,482        52,560
  Income taxes                                     100,065        88,487
                                                ----------    ----------
       Total operating expenses                  1,364,785     1,352,602
                                                ----------    ----------
       Operating income                            184,096       189,217

Other income:
  Allowance for equity funds used during construction5,813         2,882
  Equity in income of nuclear power companies        5,441         5,657
  Other income (expense) - net                      (2,449)       (1,357)
                                                ----------    ----------
       Operating and other income                  192,901       196,399
                                                ----------    ----------
Interest:
  Interest on long-term debt                        40,818        52,652
  Other interest                                     5,524         2,585
  Allowance for borrowed funds used during
   construction - credit                            (3,246)       (1,527)
                                                ----------    ----------
       Total interest                               43,096        53,710
                                                ----------    ----------

       Net income                               $  149,805    $  142,689
                                                ==========    ==========


                     Statements of Retained Earnings

Retained earnings at beginning of period        $  306,926    $  303,664
Net income                                         149,805       142,689
Dividends declared on cumulative preferred stock    (3,811)       (5,592)
Dividends declared on common stock                 (77,399)     (133,835)
Premium on redemption of preferred stock              (870)
                                                ----------    ----------
Retained earnings at end of period              $  374,651    $  306,926
                                                ==========    ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                     June 30,   December 31,
                                  ASSETS               1994         1993
                                  ------               ----         ----
                                                         (In Thousands)
Utility plant, at original cost                   $2,481,790   $2,445,702
 Less accumulated provisions for depreciation
   and amortization                                  975,099      943,750
                                                  ----------   ----------
                                                   1,506,691    1,501,952
Net investment in Seabrook 1 under rate settlement    71,683      103,344
Construction work in progress                        249,841      165,860
                                                  ----------   ----------
      Net utility plant                            1,828,215    1,771,156
                                                  ----------   ----------
Investments:
 Nuclear power companies, at equity                   46,727       46,342
 Nonutility property and other investments, at cost   19,932       19,927
                                                  ----------   ----------
      Total investments                               66,659       66,269
                                                  ----------   ----------
Current assets:
 Cash                                                  1,710          610
 Accounts receivable, principally from sales of
   electric energy:
   Affiliated companies                              192,914      201,674
   Others                                             62,446       58,581
 Fuel, materials and supplies, at average cost        64,964       55,955
 Prepaid and other current assets                     27,692       26,454
                                                  ----------   ----------
      Total current assets                           349,726      343,274
                                                  ----------   ----------
Accrued Yankee Atomic costs                           91,520      103,501
Deferred charges and other assets                    162,679      157,087
                                                  ----------   ----------
                                                  $2,498,799   $2,441,287
                                                  ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares    $  128,998   $  128,998
 Premiums on capital stocks                           86,829       86,829
 Other paid-in capital                               288,000      288,000
 Retained earnings                                   374,651      346,153
                                                  ----------   ----------
      Total common equity                            878,478      849,980
 Cumulative preferred stock, par value $100 per share      60,516  61,028
 Long-term debt                                      667,535      667,448
                                                  ----------   ----------
      Total capitalization                         1,606,529    1,578,456
                                                  ----------   ----------
Current liabilities:
 Short-term debt (including $12,475,000 and $8,325,000
   to affiliates)                                     84,150       50,525
 Accounts payable (including $58,581,000 and $58,056,000
   to affiliates)                                    161,860      144,100
 Accrued liabilities:
   Taxes                                              15,102        9,337
   Interest                                           10,039       10,086
   Other accrued expenses                             13,889       38,313
 Dividends payable                                    21,820       14,512
                                                  ----------   ----------
      Total current liabilities                      306,860      266,873
                                                  ----------   ----------
Deferred federal and state income taxes              348,324      344,077
Unamortized investment tax credits                    61,658       62,591
Accrued Yankee Atomic costs                           91,520      103,501
Other reserves and deferred credits                   83,908       85,789
                                                  ----------   ----------
                                                  $2,498,799   $2,441,287
                                                  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                       1994         1993
                                                       ----         ----
                                                         (In Thousands)
Operating Activities:
   Net income                                      $  75,371    $  67,034
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                      70,916       69,570
   Deferred income taxes and
     investment tax credits - net                      7,373        1,768
   Allowance for funds used during construction       (6,070)      (2,190)
   Early retirement program                                         2,967
   Decrease (increase) in accounts receivable          4,895       40,398
   Decrease (increase) in fuel, materials, and supplies(9,009)     (7,325)
   Increase (decrease) in accounts payable            17,760       (3,260)
   Increase (decrease) in other current liabilities  (18,706)      11,897
   Other, net                                        (18,117)     (12,781)
                                                   ---------    ---------
      Net cash provided by operating activities    $ 124,413    $ 168,078
                                                   ---------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                $(116,861)   $ (65,572)
                                                   ---------    ---------
      Net cash used in investing activities        $(116,861)   $ (65,572)
                                                   ---------    ---------

Financing Activities:
   Dividends paid on common stock                  $ (38,699)   $ (41,924)
   Dividends paid on preferred stock                    (866)      (2,796)
   Long-term debt - issues                                        102,000
   Long-term debt - retirements                                  (101,000)
   Preferred stock - retirement                         (512)
   Premium on reacquisition of long-term debt                        (841)
   Changes in short-term debt                         33,625      (18,325)
                                                   ---------    ---------

      Net cash used in financing activities        $  (6,452)   $ (62,886)
                                                   ---------    ---------

Net increase in cash and cash equivalents          $   1,100    $  39,620

Cash and cash equivalents at beginning of period         610          652
                                                   ---------    ---------
Cash and cash equivalents at end of period         $   1,710    $  40,272
                                                   =========    =========

Supplementary Information:
   Interest paid less amounts capitalized          $  15,960    $  20,840
                                                   ---------    ---------
   Federal and state income taxes paid             $  40,687    $  41,283
                                                   ---------    ---------

The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Power Companies
- -----------------------------------------------

     A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                         Quarters Ended        Six Months Ended
                                         June 30,
                         ----------------------------------------
                           1994     1993       1994        1993
                           ----     ----       ----        ----
                                    (In Thousands)

 Operating revenue       $158,091   $174,997   $308,740  $330,042
                         ========   ========   ========  ========
 Net income              $  7,522   $  6,610   $ 15,444  $ 14,912
                         ========   ========   ========  ========
 Company's equity in
  net income             $  1,444   $  1,351   $  2,731  $  2,936
                         ========   ========   ========  ========

                                    June 30,      December 31,
                                      1994            1993
                                      ----            ----
                                         (In Thousands)

 Plant                           $   535,993      $   591,650
 Other assets                      1,297,576        1,286,923
 Liabilities and debt                      (1,586,269)(1,633,139)
                                 -----------      -----------
 Net assets                      $   247,300      $   245,434
                                 ===========      ===========
 Company's equity in net assets  $    46,727      $    46,342
                                 ===========      ===========

     At June 30, 1994, $12,783,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings. Yankee Atomic Electric Company plans to retain its earnings until all of its current debt commitments are satisfied.


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

- ------

     The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.


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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
    Net income for the first six months of 1994 increased $8 million from the corresponding period in 1993. Earnings in the first six months of 1993 included a one-time after-tax charge of $6 million ($10 million before tax) associated with an early retirement offer and special severance program for non-union employees undertaken by the Company as part of an organizational review. Excluding the effects of this 1993 charge, earnings for the first six months of 1994 increased $2 million primarily due to increased peak demands in the first quarter and decreased interest costs. The increased earnings were partially offset by other increased operation and maintenance costs and the reimbursement to The Narragansett Electric Company (Narragansett) of certain power plant dismantlement costs.

Regulatory Issues
- -----------------
    The Federal Energy Regulatory Commission (FERC) has allowed the Company to defer increased costs associated with a new accounting standard for postretirement benefits other than pensions (PBOPs) effective with its next rate filing. New accounting rules established by the Financial Accounting Standards Board, which became effective in 1993, require employers to establish a liability during the working years of employees for the expected cost of providing PBOPs instead of recording such costs when paid. In a statement of policy applicable to all utilities subject to its rate-making jurisdiction, the FERC stated that the increased costs resulting from these new rules could be deferred pending the next rate filing so long as such filing occurs before the end of 1995. Accordingly, the Company has deferred a total of approximately $15 million of increased PBOP costs since January 1, 1993.

Operating Revenue
- -----------------
    The following table summarizes the changes in operating revenue during the second quarter and first six months of 1994 compared to the corresponding periods in 1993:
            Increase (Decrease) in Operating Revenue

                                 Second Quarter     Six Months
                                 --------------    -----------
                                  1994 vs 1993     1994 vs 1993
                                 --------------    -----------
                                          (In Millions)

Fuel recovery                          (2)             $(6)

Accrued NEEI fuel revenues             (2)              (2)

Sales increase                          3               12

Narragansett integrated
 facilities credit                     (4)              (4)
                                      ---              ---
                                      $(5)             $ -
                                      ===              ===

    Accrued New England Energy Incorporated (NEEI) fuel revenues reflect losses incurred by NEEI on its rate-regulated oil and gas operations. These revenues are accrued by the Company in the year of the loss, but are billed to its customers through its fuel clause in the following year. The decrease in accrued NEEI fuel revenues reflects decreased losses due to decreased oil and gas production partially offset by decreased oil prices.
    The increase in sales in the second quarter primarily reflects increased sales for resale to other utilities. The increase in sales for the first six months of 1994 also reflects the effects of an increase in peak demands in January and June of 1994.
    The entire output of Narragansett's portion of the Manchester Street Generating Station is made available to the Company. Narragansett receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission costs associated with this plant. The increased credit reflects increased dismantlement costs being incurred on Narragansett's previously retired South Street generating facility.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses:
        Increase (Decrease) in Total Operating Expenses

                                  Second Quarter     Six Months
                                  --------------    ------------
                                   1994 vs 1993     1994 vs 1993
                                  --------------    ------------
                                           (In Millions)

Fuel costs                             $(3)             $(7)

Accrued NEEI fuel costs                 (2)              (2)

Purchased energy excluding fuel         (2)              (3)

Other operation and maintenance          4                -

Depreciation and amortization            2                2

Taxes                                    -                8
                                       ---              ---
                                       $(1)             $(2)
                                       ===              ===
    Total fuel costs represents fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The decrease in fuel costs reflects reduced alternate energy purchases. The decrease in purchased energy excluding fuel reflects a reduction in costs billed to the Company during the second quarter of 1994 resulting from a refueling outage by a nuclear power supplier in 1993.

    The increase in other operation and maintenance expense during the second quarter reflects increased demand-side management program costs, increased computer system development costs, increased nuclear refueling related expenses, and general increases in other areas. These increases, which also occurred in the six month period, were offset by a one-time charge of $10 million associated with an early retirement offer and special severance program recorded in the first quarter of 1993.
    The increase in taxes for the first six months of 1994 is primarily due to increased income and the effects of the increase in the federal corporate income tax rate from 34 percent to 35 percent which went into effect in the third quarter of 1993 retroactive to January 1, 1993 and increased property tax accruals.

Allowance For Funds Used During Construction (AFDC)
- --------------------------------------------------
    AFDC increased for the second quarter and first six months of 1994 due to increased construction work in progress, principally associated with the repowering of the Manchester
Street Station (see Utility Plant Expenditures and Financing section).

Interest Expense
- ----------------
    The decrease in interest expense for the second quarter and first six months of 1994 is primarily due to significant refinancings of corporate debt at lower interest rates during 1993.

Hazardous Waste
- ---------------
    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.
    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New

England Electric System subsidiaries (NEES) currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.
    Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against the Company regarding liability for cleanup of sites alleged to contain hazardous waste or substances. The Company has been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection at six sites at which hazardous waste is alleged to have been disposed. The Company is also aware of other sites for which it may be held responsible for remediating and it is likely that, in the future, the Company will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.
    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Although rate recovery may be sought for cleanup costs incurred, it is uncertain what portion, if any, would be allowed in rates.
    The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February

1993, the EPA called for significant additional research on EMF. In July 1994, a study by a University of Southern California professor suggested an association between EMF and Alzheimer's disease. It is impossible to predict the ultimate impact on the Company and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the Company if this cause of action is recognized in the states in which the Company operates and in contexts other than condemnation cases.

Clean Air Requirements
- ----------------------
    The Company produces approximately 50 percent of its electricity at eight older thermal generating units located in Massachusetts. Six of the units are fueled by coal and the other two are fueled by oil and natural gas. The 1990 amendments to the federal Clean Air Act require a significant reduction in the nation's sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions by the year 2000.

    Under the amendments pertaining to S02 emissions, the Company expects to be included in Phase 1 of the acid rain provisions that will become effective in 1995. The Company is also subject to the Massachusetts S02 acid rain law that will become effective in 1995, and Phase 2 of the federal acid rain requirements, that will become effective in 2000.
    In connection with requirements that relate to NOx emissions, state environmental agencies in ozone non-attainment areas were required to develop regulations (also known as Reasonably Available Control Technology requirements, or RACT) that will become effective in 1995 to address the first phase of ozone air quality attainment. These regulations were adopted in Massachusetts in September 1993. The RACT regulations require control technologies (such as low NOx burners) to reduce NOx emissions, an ozone precursor. Additional control measures may be necessary to ensure attainment of the ozone standard. These measures would have to be developed by the states in 1994 and fully implemented by the Company no later than 1999. The extent of these additional control measures is unknown at this time, but could range from minor additions to the RACT requirements to extensive emission reduction requirements, such as costly add-on controls or fuel switching. Should the 1999 ozone attainment requirements be extensive, or additional Clean Air Act or other environmental requirements be imposed, continued operation of certain existing generating units beyond 1999 could be uneconomical. The Company believes that premature retirement of substantially all of its older thermal generating units would cause substantial rate increases.
    It is estimated that the Company will incur one-time operation and maintenance costs totaling approximately
$25 million and capital costs totaling approximately $120 million by 1995, of which approximately $10 million and $68 million, respectively, had been spent through June 1994, to comply with SO2 and NOx requirements that will become effective in 1995. In addition, the Company expects to incur increased fuel costs ranging from approximately $10 million to $20 million, depending on fuel market conditions, by 1995, as a result of federal and state clean air requirements.
    The generation of electricity from fossil fuels may emit trace amounts of hazardous air pollutants as defined in the Clean Air Act Amendments of 1990. The Act mandates a study of the potential dangers of hazardous air pollutant emissions from electric utility plants. Such research is currently under way and is expected to be complete in 1995. The study conclusions could result in new emission standards and the need for additional costly controls on the Company's plants. At this time, the Company cannot estimate the impact that findings of this research might have on operations.
Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. Recently, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. For example, in 1984, less than 1 percent of the Company's capacity was supplied by non-utility generation sources. By the end of 1993, non-utility power purchases accounted for 380 MW, or 7 percent, of the Company's total capacity. In addition to competition from non-utility generators, the presence of excess generating capacity in New England has resulted in the sale of bulk power by utilities at prices less than the total costs of owning and operating such generating capacity. However, in July 1994, a new all-time regional and system peak occurred which will have the effect of reducing the near-term level of this excess generating capacity in New England.
    Since over 95 percent of the Company's sales are to its retail affiliates, the Company is affected by increased competition that these affiliates are facing in the retail market. Currently, retail competition comes primarily from alternative fuel suppliers (principally natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. In the future, the potential exists for electric utilities and non-utility generators to sell electricity to retail customers of other electric utilities without regard to franchised service territories. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers, by the year 1996, and all other retail customers, by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states, including several New England states, have considered or are in the process of considering options to foster increased competition.
    The NEES companies are responding to current and anticipated competitive pressures in a variety of ways, including cost control and a corporate reorganization into separate retail and wholesale business units. The wholesale business unit, which includes the Company, is positioning itself for increased competition through such means as terminating certain purchased power contracts, shutdowns of uneconomic generating stations, as well as rapid amortization of certain plant assets. Specifically, the Company's rates currently include approximately $100 million per year associated with the recovery of certain Seabrook 1 costs under a 1988 rate settlement and coal conversion expenditures at the Company's Salem Harbor station. The recovery of these costs will be completed prior to the end of 1995. The retail business unit's response to competition includes the development of value-added services for customers and the offering of economic development rates to encourage businesses to locate in the retail affiliates' service territories. In addition, two of the Company's retail affiliates either offered or will begin offering, a discount from base rates in return for a contract requiring a customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use.
    The FERC ruled in 1992, in a proceeding not involving the Company or its affiliates, that a utility may recover from a wholesale requirements customer, any legitimate, prudent, and verifiable costs that the utility had incurred based on a reasonable expectation that it would continue to sell requirements service to the customer. The FERC has referred to such costs as "stranded costs". On appeal, the United States Court of Appeals for the District of Columbia Circuit has questioned whether allowing utilities to recover stranded costs is anti-competitive and the Court remanded the case back to the FERC for further proceedings and development of the competitive issues. In a separate development, the FERC issued a notice of proposed rule-making on the recovery of investment costs stranded as a result of increased competition.
    Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules require regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company does not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable. In addition, if, because of competition, utilities are unable to recover all of their costs in rates, it may be necessary to write off those costs that are not recoverable.

Utility Plant Expenditures and Financing
- ----------------------------------------
    Cash expenditures for utility plant totaled $117 million for the first six months of 1994 including $78 million related to the Manchester Street Station Repowering Project. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends and the proceeds of short-term debt issues. The Company plans to issue $50 million of long-term debt in 1994.
    The Company's major construction project is the repowering of Manchester Street Station, a 140 MW electric generating station in Providence, Rhode Island which is jointly owned by the Company (90 percent interest) and Narragansett (10 percent interest). Repowering will more than triple the power generation capacity of Manchester Street Station and substantially increase the plant's thermal efficiency. The total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately $525 million, including AFDC. In addition, related transmission work, which is principally the responsibility of Narragansett, is estimated to cost approximately $75 million and is scheduled for completion in late 1994. At June 30, 1994, $263 million, including AFDC, had been spent on the project ($211 million by the Company). Substantial commitments have been made relative to future planned expenditures for this project.

    At June 30, 1994, the Company had $84 million of short-term debt outstanding including $72 million in the form of commercial paper borrowings. The Company currently has lines of credit and standby bond purchase facilities with banks totaling $490 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and for $342 million of the Company's outstanding variable rate mortgage bonds in commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at June 30, 1994.
    For the twelve-month period ending June 30, 1994, the ratio of earnings to fixed charges was 6.39.

                   PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders
- -------------------------------------------------------------

     On May 12, 1994, a Special Meeting in lieu of Annual Meeting of Shareholders was held.

     By unanimous vote of the 6,449,896 shares having general voting rights represented at this meeting:

     The number of directors for the ensuing year was fixed at six.

     The following were elected as directors:

     Joan T. Bok
     Frederic E. Greenman
     Alfred D. Houston
     John W. Newsham
     John W. Rowe
     Jeffrey D. Tranen

     In addition, Michael E. Jesanis was elected Treasurer and
Robert King Wulff was elected Clerk. The terms of office are until the next annual meeting of stockholders and until their successors are duly chosen and qualified.

     Coopers & Lybrand was also selected as Auditor for the year
1994.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-48257, 33-48897, and 33-49193:

     12   Statement re computation of ratios

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEW ENGLAND POWER COMPANY


                                 s/ Michael E. Jesanis

                                 Michael E. Jesanis, Treasurer,
                                 Authorized Officer, and
                                 Principal Financial Officer

Date:  August 9, 1994