Form 10-Q
period 1994-09-30
NEW ENGLAND POWER CO
filed 1994-11-10
CIK 71337

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549

                               FORM 10-Q


     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1994

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

                          Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at September 30, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                            NEW ENGLAND POWER COMPANY
                              Statements of Income
                           Periods Ended September 30
                                   (Unaudited)
                                              Quarter            Nine Months
                                             --------            -----------
                                          1994      1993      1994       1993
                                          ----      ----      ----       ----
                                                    (In Thousands)
Operating revenue, principally from affiliates$419,555$417,912$1,175,617$1,174,108
                                        --------  -------- --------------------

Operating expenses:
  Fuel for generation                     68,846    72,235    206,348   201,709
  Purchased electric energy              139,173   143,187    378,930   402,463
  Other operation                         49,495    42,657    141,238   135,560
  Maintenance                             23,943    22,090     73,206    70,081
  Depreciation and amortization           35,610    33,814    104,517   100,716
  Taxes, other than income taxes          14,113    13,042     43,500    40,878
  Income taxes                            33,158    34,262     83,596    78,633
                                        --------  -------- --------------------
       Total operating expenses          364,338   361,287  1,031,335 1,030,040
                                        --------  -------- --------------------
       Operating income                   55,217    56,625    144,282   144,068

Other income:
  Allowance for equity funds used during
   construction                            2,199       624      6,261     2,126
  Equity in income of nuclear power companies1,478   1,021      4,209     3,957
  Other income (expense) - net               130       549     (2,840)     (539)
                                        --------  -------- --------------------
       Operating and other income         59,024    58,819    151,912   149,612
                                        --------  -------- --------------------

Interest:
  Interest on long-term debt               9,620    11,500     28,111    35,010
  Other interest                           1,378       825      2,412     1,762
  Allowance for borrowed funds used during
   construction - credit                  (1,792)     (578)    (3,800)   (1,266)
                                        --------  -------- --------------------
       Total interest                      9,206    11,747     26,723    35,506
                                        --------  -------- --------------------

       Net income                       $ 49,818  $ 47,072 $  125,189$  114,106
                                        ========  ======== ====================



                         Statements of Retained Earnings


Retained earnings at beginning of period$374,651  $306,926 $  346,153$  321,699
Net income                                49,818    47,072    125,189   114,106
Dividends declared on cumulative
  preferred stock                           (858)   (1,221)    (2,582)   (4,017)
Dividends declared on common stock       (40,312)  (17,737)   (85,461)  (96,748)
Premium on redemption of preferred
  stock                                               (870)                (870)
                                        --------  -------- --------------------
Retained earnings at end of period      $383,299  $334,170 $  383,299$  334,170
                                        ========  ======== ====================

   The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                       NEW ENGLAND POWER COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                  1994        1993
                                                  ----        ----
                                                   (In Thousands)
Operating revenue, principally from affiliates$1,550,523  $1,561,234
                                              ----------  ----------
Operating expenses:
  Fuel for generation                            277,986     282,580
  Purchased electric energy                      502,452     532,700
  Other operation                                191,765     179,165
  Maintenance                                    106,386     100,624
  Depreciation and amortization                  135,733     129,414
  Taxes, other than income taxes                  54,553      53,001
  Income taxes                                    98,961      95,218
                                              ----------  ----------
       Total operating expenses                1,367,836   1,372,702
                                              ----------  ----------
       Operating income                          182,687     188,532

Other income:
  Allowance for equity funds used during construction7,387     2,866
  Equity in income of nuclear power companies      5,899       4,849
  Other income (expense) - net                    (2,868)     (1,609)
                                              ----------  ----------
       Operating and other income                193,105     194,638
                                              ----------  ----------

Interest:
  Interest on long-term debt                      38,937      48,795
  Other interest                                   6,077       1,630
  Allowance for borrowed funds used during
   construction - credit                          (4,459)     (1,660)
                                              ----------  ----------
       Total interest                             40,555      48,765
                                              ----------  ----------

       Net income                             $  152,550  $  145,873
                                              ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period      $  334,170  $  315,517
Net income                                       152,550     145,873
Dividends declared on cumulative preferred stock  (3,448)     (5,414)
Dividends declared on common stock               (99,973)   (120,936)
Premium on redemption of preferred stock                        (870)
                                              ----------  ----------
Retained earnings at end of period            $  383,299  $  334,170
                                              ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                   September 30,December 31,
                                  ASSETS               1994         1993
                                  ------               ----         ----
                                                         (In Thousands)
Utility plant, at original cost                   $2,503,384   $2,445,702
 Less accumulated provisions for depreciation
   and amortization                                  992,656      943,750
                                                  ----------   ----------
                                                   1,510,728    1,501,952
Net investment in Seabrook 1 under rate settlement    55,206      103,344
Construction work in progress                        285,727      165,860
                                                  ----------   ----------
      Net utility plant                            1,851,661    1,771,156
                                                  ----------   ----------
Investments:
 Nuclear power companies, at equity                   47,041       46,342
 Nonutility property and other investments, at cost   20,245       19,927
                                                  ----------   ----------
      Total investments                               67,286       66,269
                                                  ----------   ----------
Current assets:
 Cash                                                  1,227          610
 Accounts receivable, principally from sales of
  electric energy:
   Affiliated companies                              206,052      201,674
   Others                                             67,610       58,581
 Fuel, materials and supplies, at average cost        63,055       55,955
 Prepaid and other current assets                     27,400       26,454
                                                  ----------   ----------
      Total current assets                           365,344      343,274
                                                  ----------   ----------
Accrued Yankee Atomic costs                          132,920      103,501
Deferred charges and other assets                    165,966      157,087
                                                  ----------   ----------
                                                  $2,583,177   $2,441,287
                                                  ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares    $  128,998   $  128,998
 Premiums on capital stocks                           86,829       86,829
 Other paid-in capital                               288,000      288,000
 Retained earnings                                   383,299      346,153
                                                  ----------   ----------
      Total common equity                            887,126      849,980
 Cumulative preferred stock, par value $100 per share      60,516  61,028
 Long-term debt                                      672,541      667,448
                                                  ----------   ----------
      Total capitalization                         1,620,183    1,578,456
                                                  ----------   ----------
Current liabilities:
 Short-term debt (including $2,500,000 and $8,325,000
   to affiliates)                                     92,405       50,525
 Accounts payable (including $66,613,000 and $58,056,000
   to affiliates)                                    156,326      144,100
 Accrued liabilities:
   Taxes                                              25,283        9,337
   Interest                                            8,541       10,086
   Other accrued expenses                             12,021       38,313
 Dividends payable                                    40,312       14,512
                                                  ----------   ----------
      Total current liabilities                      334,888      266,873
                                                  ----------   ----------
Deferred federal and state income taxes              349,452      344,077
Unamortized investment tax credits                    61,192       62,591
Accrued Yankee Atomic costs                          132,920      103,501
Other reserves and deferred credits                   84,542       85,789
                                                  ----------   ----------
                                                  $2,583,177   $2,441,287
                                                  ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                       1994        1993
                                                       ----        ----
                                                         (In Thousands)
Operating Activities:
   Net income                                      $ 125,189   $ 114,106
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                     107,674     103,896
   Deferred income taxes and investment tax credits - net10,204    6,409
   Allowance for funds used during construction      (10,061)     (3,392)
   Early retirement program                                        2,967
   Decrease (increase) in accounts receivable        (13,407)      3,175
   Decrease (increase) in fuel, materials, and supplies(7,100)     6,440
   Increase (decrease) in accounts payable            12,226     (24,230)
   Increase (decrease) in other current liabilities  (11,891)     18,778
   Other, net                                        (23,205)    (17,595)
                                                   ---------   ---------
      Net cash provided by operating activities    $ 189,629   $ 210,554
                                                   ---------   ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                $(172,837)  $(112,161)
   Other investing activities                           (300)
                                                   ---------   ---------
      Net cash used in investing activities        $(173,137)  $(112,161)
                                                   ---------   ---------

Financing Activities:
   Dividends paid on common stock                  $ (59,661)  $(103,198)
   Dividends paid on preferred stock                  (2,582)     (4,017)
   Redemption of preferred stock                        (512)    (25,000)
   Premium on redemption of preferred stock                         (870)
   Long-term debt - issues                             5,000     197,400
   Long-term debt - retirements                                 (197,400)
   Premium on reacquisition of long-term debt                     (2,923)
   Changes in short-term debt                         41,880      37,600
                                                   ---------   ---------

      Net cash used in financing activities        $ (15,875)  $ (98,408)
                                                   ---------   ---------

Net increase (decrease) in cash and cash equivalents$     617  $     (15)

Cash and cash equivalents at beginning of period         610         652
                                                   ---------   ---------
Cash and cash equivalents at end of period         $   1,227   $     637
                                                   =========   =========

Supplementary Information:
   Interest paid less amounts capitalized          $  25,859   $  32,447
                                                   ---------   ---------
   Federal and state income taxes paid             $  60,165   $  60,703
                                                   ---------   ---------

The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Power Companies
- -----------------------------------------------

     A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                         Quarters Ended        Nine Months Ended
                                       September 30,
                         ----------------------------------------
                           1994     1993       1994        1993
                           ----     ----       ----        ----
                                    (In Thousands)

 Operating revenue       $119,729   $201,827   $428,469  $531,869
                         ========   ========   ========  ========
 Net income              $  7,945   $  7,967   $ 23,389  $ 22,879
                         ========   ========   ========  ========
 Company's equity in
  net income             $  1,478   $  1,021   $  4,209  $  3,957
                         ========   ========   ========  ========

                                  September 30,   December 31,
                                      1994            1993
                                      ----            ----
                                         (In Thousands)

 Plant                           $   535,924      $   591,650
 Other assets                      1,316,363        1,286,923
 Liabilities and debt             (1,603,762)      (1,633,139)
                                 -----------      -----------
 Net assets                      $   248,525      $   245,434
                                 ===========      ===========
 Company's equity in net assets  $    47,041      $    46,342
                                 ===========      ===========

     At September 30, 1994, $ 13,098,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings. Yankee Atomic Electric Company plans to retain its earnings until all of its current debt commitments are satisfied.


Note B - Hazardous Waste
- ------------------------

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault,

- ------------------------

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

- ------------------------

     The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material (10 percent of common equity) to its financial position. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.


Note C - Purchased Power Contract Dispute
- -----------------------------------------

     On October 26, 1994, the Company was sued by Milford Power Limited Partnership (MPLP) in the Superior Court for Worcester County, Massachusetts. MPLP, a venture of Enron Corporation and Jones Capital, owns a 149 MW gas-fired power plant in Milford, Massachusetts. The Company purchases 56 percent of the power output of the facility under a long-term contract with MPLP. MPLP alleges that the Company has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remaining 44 percent of the facility's output. The complaint includes allegations that the Company has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. The Company believes that the allegations of wrongdoing are without merit.


Note D
- ------

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
    Net income for the third quarter and first nine months of 1994 increased $3 million and $11 million, respectively, from the corresponding periods in 1993. The increase in the third quarter earnings is primarily due to decreased interest costs and decreased purchased power charges excluding fuel. In the third quarter of 1993, purchased power expense was higher due to overhauls and refueling shutdowns by partially owned nuclear power suppliers. Partially offsetting these increases in earnings were increased other operation and maintenance expenses and the reimbursement through revenue credits to The Narragansett Electric Company (Narragansett) of certain power plant dismantlement costs.
Earnings in the first nine months of 1993 included a one-time after-tax charge of $6 million ($10 million before tax) associated with an early retirement offer and special severance program for non-union employees undertaken by the Company as part of an organizational review. Excluding the effects of this 1993 charge, earnings for the first nine months of 1994 increased $5 million.
In addition to the reasons for the change in earnings for the third quarter, earnings for the first nine months of 1994 reflected increased peak demand revenues primarily in the first quarter of 1994. The Company estimates that it will incur increased costs of approximately $10 million in the fourth quarter of 1994 in connection with overhauls of its wholly owned generating units, in part to achieve compliance with the Clean Air Act (see Clean Air Requirements section).

Regulatory Issues
- -----------------
    The Federal Energy Regulatory Commission (FERC) has allowed the Company to defer increased costs associated with a new accounting standard for postretirement benefits other than pensions (PBOPs) effective with its next rate filing. New accounting rules established by the Financial Accounting Standards Board, which became effective in 1993, require employers to establish a liability during the working years of employees for the expected cost of providing PBOPs instead of recording such costs when paid. In a statement of policy applicable to all utilities subject to its rate-making jurisdiction, the FERC stated that the increased costs resulting from these new rules could be deferred pending the next rate filing so long as such filing occurs before the end of 1995. Accordingly, the Company has deferred a total of approximately $17 million of increased PBOP costs since January 1, 1993.
    The Company has in the past, and is continuing to recover in rates amounts billed to it by Yankee Atomic Electric Company (Yankee Atomic) for decommissioning costs associated with Yankee Atomic's retired nuclear power plant. The Company is a 30 percent owner of Yankee Atomic and was a purchaser of 30 percent of the output of the unit prior to its retirement. Yankee Atomic's recovery of such costs is in accordance with a 1992 settlement agreement it reached in a FERC rate proceeding. Yankee Atomic recently announced a new decommissioning cost estimate that, subject to certain approvals by the Nuclear Regulatory Commission and in turn by the FERC, would increase billings to the Company by approximately $11 million per year. This increase in the cost primarily reflects the unavailability of permanent repositories for both low-level and high-level nuclear waste.
    The Company has recorded an estimate of its entire future payment obligations to Yankee Atomic as a liability on its balance sheet as well as an offsetting regulatory asset reflecting its expected future rate recovery of such costs. These higher estimated decommissioning costs for Yankee Atomic have been reflected in the amounts recorded on the Company's books at September 30, 1994.
    Although the Company does not currently have a rate case pending, it has initiated discussions of future rate levels with the parties that usually participate in its rate proceedings.

Hydroelectric Generating Station Relicensing
- --------------------------------------------
    The term of the FERC license for the Company's Deerfield River Hydroelectric Project expired at the end of 1993. The Company filed an application for a new license in 1991, which is still under review. An annual license is granted to the Company until a final determination is made on the application. Several advocacy groups intervened proposing operational modifications. On October 5, 1994, the Company and 12 advocacy groups and government agencies signed a settlement agreement, providing minimum flows, fish passage facilities, wildlife enhancements, and conservation easements on over 17,000 acres of Company land. The cost of these measures is currently estimated at $25 million to $30 million over the proposed 40 year term of the new license, principally for replacement power costs associated with providing minimum water flows. The agreement is subject to the granting of a FERC license and the states of Vermont and Massachusetts issuing Water Quality Certifications with conditions consistent with the settlement agreement.

Operating Revenue
- -----------------
    The following table summarizes the changes in operating revenue during the third quarter and first nine months of 1994 compared to the corresponding periods in 1993:
            Increase (Decrease) in Operating Revenue

                                 Third Quarter      Nine Months
                                 -------------     ------------
                                  1994 vs 1993     1994 vs 1993
                                 -------------     ------------
                                          (In Millions)

Sales increase                                         $12

Fuel recovery                         $ 3               (5)

Narragansett integrated
 facilities credit                     (2)              (6)

Other                                   1                1
                                      ---              ---
                                      $ 2              $ 2
                                      ===              ===
    The increase in sales in the first nine months of 1994 reflects increased sales for resale to other utilities and the effects of an increase in peak demands primarily in the first quarter of 1994.
    The entire generating output of Narragansett's generating capacity has in the past, and continues to be made available to the Company. Narragansett receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs. The increased credit reflects increased dismantlement costs being incurred on Narragansett's previously retired South Street generating facility.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses:
        Increase (Decrease) in Total Operating Expenses

                               Third Quarter     Nine Months
                               -------------     ------------
                                1994 vs 1993     1994 vs 1993
                               -------------     ------------
                                         (In Millions)

Fuel costs                          $ 2             $ (7)

Purchased energy excluding fuel      (9)             (12)

Other operation and maintenance       8                9

Depreciation and amortization         2                4

Taxes                                 -                7
                                    ---             ----
                                    $ 3             $  1
                                    ===             ====
    Total fuel costs represents fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The decrease in fuel costs for the first nine months of 1994 reflects reduced alternate energy purchases. The decrease in purchased energy excluding fuel reflects overhauls and refueling shutdowns by partially owned nuclear power suppliers in the third quarter of 1993.
    The increase in other operation and maintenance expense during the third quarter reflects increased demand-side management program costs, increased pension and other retiree benefit costs, increased computer system development costs, increased production maintenance costs, gas pipeline contract termination costs, and general increases in other areas. These increases, which also occurred in the nine month period, were offset by a one-time charge of $10 million associated with an early retirement offer and special severance program recorded in the first quarter of 1993.
    The increase in depreciation and amortization expense reflects increased amortization of the net investment in the Seabrook 1 Nuclear Unit (Seabrook 1).
    The increase in taxes for the first nine months of 1994 is primarily due to increased income and increased property tax accruals.

Allowance For Funds Used During Construction (AFDC)
- --------------------------------------------------
    AFDC increased for the third quarter and first nine months of 1994 due to increased construction work in progress, principally associated with the repowering of the Manchester
Street Station (see Utility Plant Expenditures and Financing section).

Interest Expense
- ----------------
    The decrease in interest expense for the third quarter and first nine months of 1994 is primarily due to significant refinancings of corporate debt at lower interest rates during 1993.

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

Electric and Magnetic Fields (EMF)
- ---------------------------------
    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February

1993, the EPA called for significant additional research on EMF. In July 1994, a study by a University of Southern California professor suggested an association between EMF and Alzheimer's disease. It is impossible to predict the ultimate impact on the Company and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
    Many utilities, including the NEES companies, have been contacted by customers regarding a potential relationship between EMF and adverse health effects. To date, no court in the United States has ruled that EMF from electrical facilities cause adverse health effects and no utility has been found liable for personal injuries alleged to have been caused by EMF. In any event, the NEES companies believe that they have adequate insurance coverage.
    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the Company if this cause of action is recognized in the states in which the Company operates and in contexts other than condemnation cases.
    Legislation has been introduced in Massachusetts that if passed, would require state agencies to study existing EMF-related research and make recommendations for further legislation.

Clean Air Requirements
- ----------------------
    The Company produces approximately 50 percent of its electricity at eight older thermal generating units located in Massachusetts. Six of the units are fueled by coal and the other two are fueled by oil and natural gas. The 1990 amendments to the federal Clean Air Act require a significant reduction in the nation's sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions by the year 2000.
    Under the amendments pertaining to S02 emissions, the Company expects to be included in Phase 1 of the acid rain provisions that will become effective in 1995. The Company is also subject to the Massachusetts S02 acid rain law that will become effective in 1995, and Phase 2 of the federal acid rain requirements, that will become effective in 2000.
    In connection with requirements that relate to NOx emissions, state environmental agencies in ozone non-attainment areas were required to develop regulations (also known as Reasonably Available Control Technology requirements, or RACT) that will become effective in 1995 to address the first phase of ozone air quality attainment. These regulations were adopted in

Massachusetts in September 1993. The RACT regulations require control technologies (such as low NOx burners) to reduce NOx emissions, an ozone precursor. Additional control measures may be necessary to ensure attainment of the ozone standard. These measures would have to be developed by the states in 1994 and fully implemented by the Company no later than 1999. The extent of these additional control measures is unknown at this time, but could range from minor additions to the RACT requirements to extensive emission reduction requirements, such as costly add-on controls or fuel switching. Should the 1999 ozone attainment requirements be extensive, or additional Clean Air Act or other environmental requirements be imposed, continued operation of certain existing generating units beyond 1999 could be uneconomical. The Company believes that premature retirement of substantially all of its older thermal generating units would cause substantial rate increases.
    The Company estimates that it will incur one-time operation and maintenance costs totaling approximately $25 million and capital costs totaling approximately $120 million through 1995, of which approximately $12 million and $78 million, respectively, had been spent through September 1994, to comply with SO2 and NOx requirements that will become effective in 1995. In addition, the Company expects to incur increased fuel costs of approximately $10 million to $20 million annually, depending on fuel market conditions, by 1995, as a result of federal and state clean air requirements.
    The generation of electricity from fossil fuels may emit trace amounts of hazardous air pollutants as defined in the Clean Air Act Amendments of 1990. The Act mandates a study of the potential dangers of hazardous air pollutant emissions from electric utility plants. Such research is currently under way and is expected to be complete in 1995. The study conclusions could result in new emission standards and the need for additional costly controls on the Company's plants. At this time, the Company cannot estimate the impact that findings of this research might have on operations.

Purchased Power Contract Dispute
- --------------------------------
    On October 26, 1994, the Company was sued by Milford Power Limited Partnership (MPLP) in the Superior Court for Worcester County, Massachusetts. MPLP, a venture of Enron Corporation and Jones Capital, owns a 149 MW gas-fired power plant in Milford, Massachusetts. The Company purchases 56 percent of the power output of the facility under a long-term contract with MPLP. MPLP alleges that the Company has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remaining 44 percent of the facility's output. The complaint includes allegations that the

Company has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. The Company believes that the allegations of wrongdoing are without merit.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. To date, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. For example, in 1984, less than 1 percent of the Company's capacity was supplied by non-utility generation sources. By the end of 1993, non-utility power purchases accounted for 380 MW, or 7 percent, of the Company's total capacity. In addition to competition from non-utility generators, the presence of excess generating capacity in New England has resulted in the sale of bulk power by utilities at prices below the total costs of owning and operating such generating capacity. However, in July 1994, a new all-time regional and System peak occurred which will have the effect of reducing the near-term level of this excess generating capacity in New England.
    Since over 95 percent of the Company's sales are to its retail affiliates, the Company is affected by increased competition that these affiliates are facing in the retail market. Currently, retail competition comes primarily from alternative fuel suppliers (including natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. Some state regulatory agencies, other entities, and individuals have developed proposals under which electric utilities and non-utility generators may sell electricity to retail customers of other electric utilities without regard to franchised service territories. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers, by the year 1996, and all other retail customers, by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states (including several New England states), federal agencies regulating the NEES companies, and state and federal legislative bodies have considered or are in the process of considering options to foster increased competition.
    The NEES companies are responding to current and anticipated competitive pressures in a variety of other ways, including cost control and a corporate reorganization into separate retail and wholesale business units. The wholesale business unit, which includes the Company, is positioning itself for increased competition through such means as terminating certain purchased power and gas pipeline contracts, shutdowns of uneconomic generating stations, as well as rapid amortization of certain plant assets. Specifically, the Company's rates currently include approximately $100 million per year associated with the recovery of certain Seabrook 1 costs under a 1988 rate settlement and coal conversion expenditures at the Company's Salem Harbor station. The recovery of these costs will be completed prior to the end of 1995. The retail business unit's response to competition includes the development of comprehensive value-added services customized to customers' needs and the offering of economic development rates to encourage businesses to locate in the retail affiliates' service territories. In addition, two of the Company's retail affiliates are offering a discount from base rates in return for a contract requiring a customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use (the notice provision may be reduced from five to three years under certain conditions).
    Observers of the electric utility business have recommended various (and sometimes conflicting) strategies for electric utilities to deal with these competitive pressures. These suggestions include business combinations with other companies, restructurings involving separation or sales of portions of the retail and/or wholesale businesses, and diversification into unrelated businesses. For example, the NEES companies have proposed one possible framework for increasing customer choice of suppliers and achieving environmental goals, while preserving shareholder value. This increase in customer choice could decrease the value of generation related assets and purchased power contracts. However, the replacement value of transmission assets likely far exceeds their historic cost. The NEES companies have suggested that utilities should have the ability to offset this decrease in the value of generation related assets by realizing the higher value of transmission assets. As one part of this possible framework, the NEES companies have stated that, in order to accomplish this realization, they would be willing to consider selling their transmission system at replacement cost to entities not in the generation business. This sale would facilitate the transition to a fully competitive generating market. As part of their routine long-term planning process, the NEES companies may, from time to time, be engaged in analysis, either internally or with third parties, of these and other strategies.
    The FERC ruled in 1992, in a proceeding not involving the Company or its affiliates, that a utility may recover from a wholesale requirements customer, any legitimate, prudent, and verifiable costs that the utility had incurred based on a reasonable expectation that it would continue to sell requirements service to the customer. The FERC has referred to such costs as "stranded costs". On appeal, the United States Court of Appeals for the District of Columbia Circuit has questioned whether allowing utilities to recover stranded costs is anti-competitive and the Court remanded the case back to the FERC for further proceedings and development of the competitive issues. In a separate development, the FERC issued a notice of proposed rule-making on the recovery of investment costs stranded as a result of increased competition.
    Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules require regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the Company, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the Company does not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable. In addition, if, because of competition, utilities are unable to recover all of their costs in rates, it may be necessary to write off those costs that are not recoverable.

Utility Plant Expenditures and Financing
- ----------------------------------------
    Cash expenditures for utility plant totaled $173 million for the first nine months of 1994 including $110 million related to the Manchester Street Station Repowering Project. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends and the proceeds of long and short-term debt issues. The Company issued $5 million of long-term mortgage bonds in the third quarter at an interest rate of 8.53 percent. In addition, the Company issued $10 million of long-term debt in November 1994 at an interest rate of 8.33 percent and plans to issue an additional $35 million of long-term debt by the end of 1994 or early 1995.
    The Company's major construction project is the repowering of Manchester Street Station, a 140 MW electric generating station in Providence, Rhode Island which is jointly owned by the Company (90 percent interest) and Narragansett (10 percent interest). Repowering will more than triple the power generation capacity of Manchester Street Station and substantially increase the plant's thermal efficiency. The total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately $525 million, including AFDC. In addition, related transmission work was estimated to cost $75 million. At September 30, 1994, a total of $310 million, including AFDC, had been spent on the project including the related transmission work ($247 million by the Company). The transmission facilities were in service at September 30, 1994, although all costs related to such work had not yet been incurred. Substantial commitments have been made relative to future planned expenditures for this project.
    At September 30, 1994, the Company had $92 million of short-term debt outstanding including $90 million in the form of commercial paper borrowings. The Company currently has lines of credit and standby bond purchase facilities with banks totaling $490 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and for $342 million of the Company's outstanding variable rate mortgage bonds in commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at September 30, 1994.
    For the twelve-month period ending September 30, 1994, the ratio of earnings to fixed charges was 6.57.

                  PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

     Information concerning a suit by Milford Power Limited Partnership against the Company filed on October 25, 1994, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company filed a report on Form 8-K dated October 27,
1994, containing Item 5, Other Events.

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-48257, 33-48897, and 33-49193:

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY


                                s/ Michael E. Jesanis

                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date:  November 10, 1994