Form 10-Q
period 1995-03-31
NEW ENGLAND POWER CO
filed 1995-05-11
CIK 71337

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                      FORM 10-Q


            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1995

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


                 Registrant's telephone number, including area code
                                   (508-389-2000)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at March 31, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                                   NEW ENGLAND POWER COMPANY
                                     Statements of Income
                                    Periods Ended March 31
                                          (Unaudited)
                                                    Three Months             Twelve Months
                                                    ------------              -----------
                                                  1995        1994        1995         1994
                                                  ----        ----        ----         ----
                                                               (In Thousands)
Operating revenue, principally from affiliates  $391,118    $399,574   $1,532,301  $1,553,523
                                                --------    --------   ----------  ----------

Operating expenses:
  Fuel for generation                             60,596      73,359      247,777     273,405
  Purchased electric energy                      145,341     120,838      538,086     520,898
  Other operation                                 50,156      44,402      202,364     178,700
  Maintenance                                     30,429      20,906      120,051     106,662
  Depreciation and amortization                   29,933      34,658      133,254     132,451
  Taxes, other than income taxes                  15,302      15,356       54,346      52,922
  Income taxes                                    19,272      33,182       82,686     100,716
                                                --------    --------   ----------  ----------
        Total operating expenses                 351,029     342,701    1,378,564   1,365,754
                                                --------    --------   ----------  ----------
        Operating income                          40,089      56,873      153,737     187,769

Other income:
  Allowance for equity funds used during
   construction                                    2,401       1,776        9,767       4,337
  Equity in income of nuclear power companies      1,400       1,287        4,929       5,348
  Other income (expense) - net, including
   related taxes                                  (2,362)     (2,371)        (284)     (1,595)
                                                --------    --------   ----------  ----------
        Operating and other income                41,528      57,565      168,149     195,859
                                                --------    --------   ----------  ----------

Interest:
  Interest on long-term debt                      11,238       9,152       40,797      42,738
  Other interest                                   2,115          39        4,032       4,945
  Allowance for borrowed funds used during
   construction - credit                          (2,807)       (815)      (7,846)     (2,390)
                                                --------    --------   ----------  ----------
        Total interest                            10,546       8,376       36,983      45,293
                                                --------    --------   ----------  ----------

        Net income                              $ 30,982    $ 49,189   $  131,166  $  150,566
                                                ========    ========   ==========  ==========



                                Statements of Retained Earnings


Retained earnings at beginning of period        $372,763    $346,153   $  370,289  $  342,655
Net income                                        30,982      49,189      131,166     150,566
Dividends declared on cumulative
  preferred stock                                   (858)       (866)      (3,432)     (4,351)
Dividends declared on common stock               (30,637)    (24,187)    (125,773)   (117,711)
Premium on redemption of preferred stock                                                 (870)
                                                --------    --------   ----------  ----------
Retained earnings at end of period              $372,250    $370,289   $  372,250  $  370,289
                                                ========    ========   ==========  ==========

          The accompanying notes are an integral part of these financial statements.

          Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                                 NEW ENGLAND POWER COMPANY
                                      Balance Sheets
                                        (Unaudited)
                                                                March 31,    December 31,
                                          ASSETS                  1995           1994
                                          ------                  ----           ----
                                                                     (In Thousands)
Utility plant, at original cost                                $2,551,652     $2,524,544
  Less accumulated provisions for depreciation
    and amortization                                            1,020,356      1,001,393
                                                               ----------     ----------
                                                                1,531,296      1,523,151
Net investment in Seabrook 1 under rate settlement                 30,549         38,283
Construction work in progress                                     330,360        314,777
                                                               ----------     ----------
        Net utility plant                                       1,892,205      1,876,211
                                                               ----------     ----------
Investments:
  Nuclear power companies, at equity                               46,459         46,349
  Non-utility property and other investments, at cost              22,979         22,980
                                                               ----------     ----------
        Total investments                                          69,438         69,329
                                                               ----------     ----------
Current assets:
  Cash                                                              1,507            377
  Accounts receivable, principally from sales of
   electric energy:
    Affiliated companies                                          197,383        197,655
    Others                                                         55,066         69,532
  Fuel, materials, and supplies, at average cost                   74,124         73,361
  Prepaid and other current assets                                 27,701         33,729
                                                               ----------     ----------
        Total current assets                                      355,781        374,654
                                                               ----------     ----------
Accrued Yankee Atomic costs                                       110,661        122,452
Deferred charges and other assets                                 183,809        170,192
                                                               ----------     ----------
                                                               $2,611,894     $2,612,838
                                                               ==========     ==========
                              CAPITALIZATION AND LIABILITIES
                              ------------------------------
Capitalization:
  Common stock, par value $20 per share,
    authorized and outstanding 6,449,896 shares                $  128,998     $  128,998
  Premiums on capital stocks                                       86,829         86,829
  Other paid-in capital                                           288,000        288,000
  Retained earnings                                               372,250        372,763
                                                               ----------     ----------
        Total common equity                                       876,077        876,590
  Cumulative preferred stock, par value $100 per share             60,516         60,516
  Long-term debt                                                  710,389        695,466
                                                               ----------     ----------
        Total capitalization                                    1,646,982      1,632,572
                                                               ----------     ----------
Current liabilities:
  Long-term debt due within one year                               10,000
  Short-term debt (including $8,050,000 and $16,575,000
    to affiliates                                                  91,875        145,575
  Accounts payable (including $61,414,000 and $69,089,000
    to affiliates)                                                167,818        179,761
  Accrued liabilities:
    Taxes                                                          21,021          6,133
    Interest                                                        9,612          9,914
    Other accrued expenses                                         12,109         10,866
  Dividends payable                                                30,637
                                                               ----------     ----------
        Total current liabilities                                 343,072        352,249
                                                               ----------     ----------
Deferred federal and state income taxes                           365,973        364,073
Unamortized investment tax credits                                 58,539         59,014
Accrued Yankee Atomic costs                                       110,661        122,452
Other reserves and deferred credits                                86,667         82,478
                                                               ----------     ----------
                                                               $2,611,894     $2,612,838
                                                               ==========     ==========

        The accompanying notes are an integral part of these financial statements.

                                 NEW ENGLAND POWER COMPANY
                                 Statements of Cash Flows
                                  Quarters Ended March 31
                                        (Unaudited)
                                                                  1995            1994
                                                                  ----            ----
                                                                     (In Thousands)
Operating activities:
    Net income                                                  $ 30,982        $ 49,189
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                 31,661          35,803
    Deferred income taxes and investment tax credits - net         2,763           4,090
    Allowance for funds used during construction                  (5,208)         (2,591)
    Decrease (increase) in accounts receivable                    14,738          24,456
    Decrease (increase) in fuel, materials, and supplies            (763)        (11,978)
    Decrease (increase) in prepaid and other current assets        6,028           1,178
    Increase (decrease) in accounts payable                      (11,943)          9,079
    Increase (decrease) in other current liabilities              15,830           5,470
    Other, net                                                   (13,141)         (6,746)
                                                                --------        --------
        Net cash provided by operating activities               $ 70,947        $107,950
                                                                --------        --------

Investing activities:
    Plant expenditures, excluding allowance
      for funds used during construction                        $(40,259)       $(62,317)
                                                                --------        --------
        Net cash used in investing activities                   $(40,259)       $(62,317)
                                                                --------        --------

Financing activities:
    Dividends paid on common stock                              $               $(14,512)
    Dividends paid on preferred stock                               (858)           (866)
    Changes in short-term debt                                   (53,700)        (28,650)
    Long-term debt - issues                                       35,000
    Long-term debt - retirements                                 (10,000)
                                                                --------        --------
        Net cash used in financing activities                   $(29,558)       $(44,028)
                                                                --------        --------

Net increase in cash and cash equivalents                       $  1,130        $  1,605

Cash and cash equivalents at beginning of period                     377             610
                                                                --------        --------
Cash and cash equivalents at end of period                      $  1,507        $  2,215
                                                                ========        ========

Supplementary information:
    Interest paid less amounts capitalized                      $ 11,104        $  9,068
                                                                --------        --------
    Federal and state income taxes paid                         $ (4,771)       $ 21,881
                                                                --------        --------

        The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Power Companies
- -----------------------------------------------

      A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                                                Quarters Ended
                                                    March 31,
                                               - -----------------
                                               1995            1994
                                               ----            ----
                                                  (In Thousands)

  Operating revenue                          $207,280         $150,649
                                             ========         ========
  Net income                                 $  8,318         $  7,922
                                             ========         ========
  Company's equity in net income             $  1,400         $  1,287
                                             ========         ========

                                             March 31,       December 31,
                                               1995              1994
                                               ----              ----
                                                   (In Thousands)

  Plant                                     $   518,354      $   566,836
  Other assets                                1,475,406        1,304,715
  Liabilities and debt                       (1,746,804)      (1,624,643)
                                            -----------      -----------
  Net assets                                $   246,956      $   246,908
                                            ===========      ===========
  Company's equity in net assets            $    46,459      $    46,559
                                            ===========      ===========

      At March 31, 1995, $12,516,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

      The Company has a 20 percent ownership interest in the Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 megawatt (MW) nuclear generating station in Wiscasset, Maine.
Since January 1995, the station has been shut down for refueling and inspection. During the inspection, Maine Yankee detected substantial deterioration of its steam generator tubes. To correct the situation, Maine Yankee is considering the installation of welded sleeves (involving the insertion of a partial new tube

- ------------------------------------------------

inside the existing tube) on all of the steam generator tubes. Assuming Maine Yankee proceeds with sleeving, the station would be expected to return to service by approximately the end of 1995. Similar repairs have been undertaken at other nuclear plants in the United States and abroad, but not on the scale proposed at Maine Yankee. The cost of sleeving could total approximately $40 million (the Company's share of approximately $8 million would be charged to purchased power expense). A final decision regarding sleeving is not expected until late May 1995.


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

      The Company has been named as a potentially responsible party
(PRP) by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection for six sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

      Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Where

- ------------------------

appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether and to what extent such efforts would be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware will not be material to its financial position.


Note C - Purchased Power Contract Dispute
- -----------------------------------------

      In October 1994, the Company was sued by Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones
Capital that owns a 149 MW gas-fired power plant in Milford, Massachusetts. The Company purchases 56 percent of the power output of the facility under a long-term contract with MPLP. The suit alleges that the Company has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remainder of the facility's output. The complaint includes allegations that the Company has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP also asserts that the Company deliberately misled regulatory bodies concerning the Manchester Street repowering project. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. The Company believes that the allegations of wrongdoing are without merit. The Company has filed counterclaims and crossclaims against MPLP, Enron Corporation, and Jones Capital, seeking monetary damages and termination of the purchased power contract.

      MPLP also intervened in the Company's recent rate filing making similar allegations to those asserted in MPLP's lawsuit.
MPLP also intervened in a recent Massachusetts Electric Company rate filing.


Note D - New Accounting Standard
- --------------------------------

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets be written off unless they continue to meet the criteria for

- --------------------------------

initially recording such regulatory assets. In order to be initially recorded, a regulatory asset must have a high probability of future recovery. However, once written off, a regulatory asset can be restored if it again becomes probable of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.


Note E
- ------

      In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1994 Annual Report.

           Item 2. Management's Discussion and Analysis of Financial
           ---------------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------

      This section contains management's assessment of New England Power Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1994 Annual Report on Form 10-K.

Earnings
- --------
     Net income for the first three months of 1995 decreased $18 million from the corresponding period in 1994. The decrease in first quarter earnings is due to: (a) increased purchased power costs resulting from overhauls and refueling shutdowns of partially-owned generating units, (b) increased maintenance of wholly-owned generating units, and (c) decreased revenues due to decreased sales and increased credits to the Company's retail affiliates. These decreases in net income were partially offset by a reduction in the Company's Seabrook 1 nuclear unit (Seabrook 1) amortization in connection with its W-95 rate agreement.

Maine Yankee Atomic Power Company
- ---------------------------------
     The Company has a 20 percent ownership interest in the Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 megawatt nuclear generating station in Wiscasset, Maine. Since January 1995, the station has been shut down for refueling and inspection. During the inspection, Maine Yankee detected substantial deterioration of its steam generator tubes. To correct the situation, Maine Yankee is considering the installation of welded sleeves (involving the insertion of a partial new tube inside the existing tube) on all of the steam generator tubes. Assuming Maine Yankee proceeds with sleeving, the station would be expected to return to service by approximately the end of 1995. Similar repairs have been undertaken at other nuclear plants in the United States and abroad, but not on the scale proposed at Maine Yankee. The cost of sleeving could total approximately $40 million (the Company's share of approximately $8 million would be charged to purchased power expense). A final decision regarding sleeving is not expected until late May 1995.

Rate Activity
- -------------
     In February 1995, the Federal Energy Regulatory Commission
(FERC) approved a rate agreement filed by the Company. Under the agreement, which became effective January 1995, the Company's base rates are frozen until 1997. Before this rate agreement, the Company's rate structure contained two surcharges which were recovering the costs of a coal conversion project and a portion of the Company's investment in Seabrook 1. Under the rate agreement, these two surcharges, which were due to expire in mid-1995, have been rolled into base rates. The agreement also allows for full recovery of costs associated with the Manchester Street Station repowering project, which is scheduled for completion later this year. In addition, the agreement allows the Company to recover approximately $50 million of deferred costs associated with terminated purchased power contracts and postretirement benefits other than pensions (PBOPs) over seven years. The agreement also provides for full recovery of currently incurred PBOP costs commencing in 1995. The agreement further provides for the recovery over three years of $27 million of costs related to the dismantling of The Narragansett Electric Company's (Narragansett Electric) retired generating station and the replacement of a turbine rotor at one of the Company's generating units. The agreement also increases the Company's recovery of depreciation expense by approximately $8 million annually to recognize costs that will be incurred upon the eventual dismantling of its Brayton Point and Salem Harbor generating plants. Under the agreement, approximately $15 million of the $38 million in Seabrook 1 costs due to be recovered in 1995 pursuant to a 1988 settlement agreement will be deferred and recovered in 1996.
     Finally, the agreement provided that the Company would reimburse its wholesale customers for discounts provided by these customers under service extension discount (SED) programs. Under these programs, retail customers are entitled to such discounts only if they have signed an agreement not to purchase power from another supplier or generate any additional power themselves for a three to five year period. Reimbursements in 1995 are expected to total $13 million.
     The FERC's approval of this rate agreement applies to all of the Company's customers except the Town of Norwood, Massachusetts and the Milford Power Limited Partnership, who intervened in the rate case. A separate hearing will be conducted to determine the appropriate rate to charge these two parties, who together represent less than 2 percent of the Company's sales.

Operating Revenue
- -----------------
     The following table summarizes the changes in operating revenue:
                   Increase (Decrease) in Operating Revenue

                                                       First Quarter
                                                       -------------
                                                        1995 vs 1994
                                                       -------------
                                                       (In Millions)

Sales decrease                                              $(3)

Narragansett integrated
  facilities credit                                          (4)

SED reimbursements                                           (3)

Fuel recovery                                                 1

Other                                                         1
                                                            ---
                                                            $(8)
                                                            ===

     The decrease in sales in the first three months of 1995 reflects the effects of a decrease in peak demands due to unusually mild weather conditions in the first quarter of 1995.
     The entire output of Narragansett's generating capacity is made available to the Company. Narragansett receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs. The increased credit reflects increased costs associated with a new transmission line and with the dismantlement of Narragansett's previously retired South Street generating facility.
     See "Rate Activity" section for a discussion of SED reimbursements.

Operating Expenses
- ------------------
     The following table summarizes the changes in operating expenses:
               Increase (Decrease) in Total Operating Expenses

                                                        First Quarter
                                                        -------------
                                                         1995 vs 1994
                                                        -------------
                                                        (In Millions)

Fuel costs                                                   $  1

Purchased energy excluding fuel                                11

Other operation and maintenance                                15

Depreciation and amortization                                  (5)

Taxes                                                         (14)
                                                             ----
                                                             $  8
                                                             ====

     Total fuel costs represents fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The increase in purchased energy excluding fuel reflects overhauls and refueling shutdowns by partially-owned nuclear power suppliers in the first quarter of 1995 as well as amortization of previously deferred purchase power termination costs.
     The increase in other operation and maintenance expense during the first quarter reflects increased production maintenance costs associated with overhauls, increased PBOP costs, and general increases in other areas. Increased PBOP costs include amortization of costs previously deferred under a prior FERC settlement, as well as PBOP costs incurred on a current basis.
     The decrease in depreciation and amortization is due to decreased amortization of the Seabrook 1 nuclear power plant in accordance with the Company's 1995 rate agreement, partially offset by the effects of increased depreciation rates approved in the Company's 1995 rate agreement and depreciation of new plant expenditures.
     The decrease in taxes for the first three months of 1995 is primarily due to decreased income.

Allowance For Funds Used During Construction (AFDC)
- --------------------------------------------------
     AFDC increased for the first quarter of 1995 due to increased construction work in progress, principally associated with the repowering of the Manchester Street Station, scheduled to commence operation in late 1995 (see "Utility Plant
Expenditures and Financings" section).

Interest Expense
- ----------------
     The increase in interest expense is primarily due to increased long-term and short-term debt balances and higher interest rates in the first quarter of 1995.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
     On March 29, 1995, the FERC issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs should be allowed and that direct assignment of stranded costs to departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in late 1995 or early 1996.
     In February 1995, the Massachusetts Department of Public Utilities (MDPU) initiated a proceeding regarding the structure and regulation of the electric utility industry. Massachusetts Electric Company (Massachusetts Electric), the Company's retail affiliate, along with a coalition of environmental and independent power producer groups, filed a set of principles which the coalition proposes to be the basis for restructuring. The proposed principles included provisions to allow gradually increased customer choice while allowing utilities to recover the cost of their past commitments, as well as provisions for protecting residential customers, encouraging renewable resources and energy conservation, and honoring contracts with independent power producers. Hearings are underway. Massachusetts Electric cannot predict what action the MDPU may take in this proceeding or when such action would take place. The Rhode Island Public Utilities Commission and the New

Hampshire Public Utilities Commission have also begun considering industry restructuring issues, including the recovery of stranded costs.

New Accounting Standard
- -----------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets be written off unless they continue to meet the criteria for initially recording such regulatory assets. In order to be initially recorded, a regulatory asset must have a high probability of future recovery. However, once written off, a regulatory asset can be restored if it again becomes probable of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.

Utility Plant Expenditures and Financings
- -----------------------------------------
     Cash expenditures for utility plant totaled $40 million for the first three months of 1995 including $19 million related to the Company's share of the Manchester Street Station repowering project. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends. In the first quarter of 1995, the Company issued $25 million of long-term debt at interest rates ranging from 7.40 percent to 7.94 percent. In addition, the Company refinanced $10 million of variable rate mortgage bonds in the first quarter of 1995. The Company plans to issue an additional $25 million of long-term debt by the end of 1995.
     At March 31, 1995, the Company had $92 million of short-term debt outstanding including $84 million in the form of commercial paper borrowings. At March 31, 1995, the Company had lines of credit and bond purchase facilities with banks totaling $490 million which are available to provide liquidity support for commercial paper borrowings and for $342 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at March 31, 1995.
     For the twelve-month period ending March 31, 1995, the ratio of earnings to fixed charges was 5.36.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

      Information concerning Federal Energy Regulatory Commission approval of a rate agreement filed by the Company, discussed in
Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

      Information concerning a lawsuit filed against the Company by Milford Power Limited Partnership on October 28, 1994, discussed in Note C of Notes of Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

      The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-48257, 33-48897, and 33-49193:

      12   Statement re computation of ratios

      The Company is filing Financial Data Schedules.

      The Company filed reports on Form 8-K dated January 12,
1995 and February 8, 1995, each containing Item 5, Other Events.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW ENGLAND POWER COMPANY


                                       s/ Michael E. Jesanis

                                       Michael E. Jesanis, Treasurer,
                                       Authorized Officer, and
                                       Principal Financial Officer


Date:  May 11, 1995