Form 10-Q
period 1995-06-30
NEW ENGLAND POWER CO
filed 1995-08-10
CIK 71337

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                      FORM 10-Q


            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1995

                                         OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                            Commission File Number 1-6564


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

                                 Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at June 30, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                                    NEW ENGLAND POWER COMPANY
                                      Statements of Income
                                      Periods Ended June 30
                                           (Unaudited)
                                                        Quarter               Six Months
                                                       --------               ----------
                                                   1995        1994        1995         1994
                                                   ----        ----        ----         ----
                                                                 (In Thousands)
Operating revenue, principally from affiliates   $378,177    $356,488    $769,295     $756,062
                                                 --------    --------    --------     --------

Operating expenses:
  Fuel for generation                              70,234      64,143     130,830      137,502
  Purchased electric energy                       140,208     118,919     285,549      239,757
  Other operation                                  53,335      47,341     103,491       91,743
  Maintenance                                      23,476      28,357      53,905       49,263
  Depreciation and amortization                    27,262      34,249      57,195       68,907
  Taxes, other than income taxes                   14,083      14,031      29,385       29,387
  Income taxes                                     16,125      17,256      35,397       50,438
                                                 --------    --------    --------     --------
        Total operating expenses                  344,723     324,296     695,752      666,997
                                                 --------    --------    --------     --------
        Operating income                           33,454      32,192      73,543       89,065

Other income:
  Allowance for equity funds used during
   construction                                     2,552       2,286       4,953        4,062
  Equity in income of nuclear power companies       1,491       1,444       2,891        2,731
  Other income (expense) - net                      1,263        (599)     (1,099)      (2,970)
                                                 --------    --------    --------     --------
        Operating and other income                 38,760      35,323      80,288       92,888
                                                 --------    --------    --------     --------

Interest:
  Interest on long-term debt                       11,764       9,339      23,002       18,491
  Other interest                                    2,255         995       4,370        1,034
  Allowance for borrowed funds used during
   construction - credit                           (2,948)     (1,193)     (5,755)      (2,008)
                                                 --------    --------    --------     --------
        Total interest                             11,071       9,141      21,617       17,517
                                                 --------    --------    --------     --------

        Net income                               $ 27,689    $ 26,182    $ 58,671     $ 75,371
                                                 ========    ========    ========     ========


                                 Statements of Retained Earnings

Retained earnings at beginning of period         $372,250    $370,289    $372,763     $346,153
Net income                                         27,689      26,182      58,671       75,371
Dividends declared on cumulative
  preferred stock                                    (859)       (858)     (1,717)      (1,724)
Dividends declared on common stock                (30,637)    (20,962)    (61,274)     (45,149)
                                                 --------    --------    --------     --------
Retained earnings at end of period               $368,443    $374,651    $368,443     $374,651
                                                 ========    ========    ========     ========

           The accompanying notes are an integral part of these financial statements.

           Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                               NEW ENGLAND POWER COMPANY
                                 Statements of Income
                              Twelve Months Ended June 30
                                      (Unaudited)
                                                                1995            1994
                                                                ----            ----
                                                                   (In Thousands)
Operating revenue, principally from affiliates              $1,553,990      $1,548,881
                                                            ----------      ----------
Operating expenses:
  Fuel for generation                                          253,868         281,375
  Purchased electric energy                                    559,375         506,466
  Other operation                                              208,358         184,927
  Maintenance                                                  115,170         104,533
  Depreciation and amortization                                126,267         133,937
  Taxes, other than income taxes                                54,398          53,482
  Income taxes                                                  81,555         100,065
                                                            ----------      ----------
        Total operating expenses                             1,398,991       1,364,785
                                                            ----------      ----------
        Operating income                                       154,999         184,096

Other income:
  Allowance for equity funds used during construction           10,033           5,813
  Equity in income of nuclear power companies                    4,976           5,441
  Other income (expense) - net                                   1,578          (2,449)
                                                            ----------      ----------
        Operating and other income                             171,586         192,901
                                                            ----------      ----------
Interest:
  Interest on long-term debt                                    43,222          40,818
  Other interest                                                 5,292           5,524
  Allowance for borrowed funds used during
   construction - credit                                        (9,601)         (3,246)
                                                            ----------      ----------
        Total interest                                          38,913          43,096
                                                            ----------      ----------

        Net income                                          $  132,673      $  149,805
                                                            ==========      ==========


                            Statements of Retained Earnings

Retained earnings at beginning of period                    $  374,651      $  306,926
Net income                                                     132,673         149,805
Dividends declared on cumulative preferred stock                (3,433)         (3,811)
Dividends declared on common stock                            (135,448)        (77,399)
Premium on redemption of preferred stock                                          (870)
                                                            ----------      ----------
Retained earnings at end of period                          $  368,443      $  374,651
                                                            ==========      ==========

      The accompanying notes are an integral part of these financial statements.

      Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                                 NEW ENGLAND POWER COMPANY
                                      Balance Sheets
                                        (Unaudited)
                                                               June 30,      December 31,
                                          ASSETS                 1995            1994
                                          ------                 ----            ----
                                                                     (In Thousands)
Utility plant, at original cost                               $2,556,429      $2,524,544
  Less accumulated provisions for depreciation
    and amortization                                           1,034,436       1,001,393
                                                              ----------      ----------
                                                               1,521,993       1,523,151
Net investment in Seabrook 1 under rate settlement                22,814          38,283
Construction work in progress                                    381,589         314,777
                                                              ----------      ----------
        Net utility plant                                      1,926,396       1,876,211
                                                              ----------      ----------
Investments:
  Nuclear power companies, at equity                              46,669          46,349
  Nonutility property and other investments, at cost              23,194          22,980
                                                              ----------      ----------
        Total investments                                         69,863          69,329
                                                              ----------      ----------
Current assets:
  Cash                                                             1,093             377
  Accounts receivable, principally from sales of
    electric energy:
    Affiliated companies                                         210,838         197,655
    Others                                                        41,650          69,532
  Fuel, materials and supplies, at average cost                   85,659          73,361
  Prepaid and other current assets                                31,002          33,729
                                                              ----------      ----------
        Total current assets                                     370,242         374,654
                                                              ----------      ----------
Accrued Yankee Atomic costs                                      107,769         122,452
Deferred charges and other assets                                196,750         170,192
                                                              ----------      ----------
                                                              $2,671,020      $2,612,838
                                                              ==========      ==========
                              CAPITALIZATION AND LIABILITIES
                              ------------------------------
Capitalization:
  Common stock, par value $20 per share,
    authorized and outstanding 6,449,896 shares               $  128,998      $  128,998
  Premiums on capital stocks                                      86,829          86,829
  Other paid-in capital                                          288,000         288,000
  Retained earnings                                              368,443         372,763
                                                              ----------      ----------
        Total common equity                                      872,270         876,590
  Cumulative preferred stock, par value $100 per share            60,516          60,516
  Long-term debt                                                 735,325         695,466
                                                              ----------      ----------
        Total capitalization                                   1,668,111       1,632,572
                                                              ----------      ----------
Current liabilities:
  Long-term debt due in one year                                  10,000
  Short-term debt (including $17,375,000 and $16,575,000
    to affiliates)                                               165,880         145,575
  Accounts payable (including $37,154,000 and $69,089,000
    to affiliates)                                               138,793         179,761
  Accrued liabilities:
    Taxes                                                          2,744           6,133
    Interest                                                      10,930           9,914
    Other accrued expenses                                        10,700          10,866
  Dividends payable                                               30,637
                                                              ----------      ----------
        Total current liabilities                                369,684         352,249
                                                              ----------      ----------
Deferred federal and state income taxes                          376,340         364,073
Unamortized investment tax credits                                58,064          59,014
Accrued Yankee Atomic costs                                      107,769         122,452
Other reserves and deferred credits                               91,052          82,478
                                                              ----------      ----------
                                                              $2,671,020      $2,612,838
                                                              ==========      ==========

        The accompanying notes are an integral part of these financial statements.

                                 NEW ENGLAND POWER COMPANY
                                 Statements of Cash Flows
                                 Six Months Ended June 30
                                        (Unaudited)
                                                                  1995            1994
                                                                  ----            ----
                                                                     (In Thousands)
Operating Activities:
    Net income                                                  $ 58,671      $  75,371
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                 59,929         70,916
    Deferred income taxes and
      investment tax credits, net                                 11,990          7,373
    Allowance for funds used during construction                 (10,708)        (6,070)
    Decrease (increase) in accounts receivable                    14,699          4,895
    Decrease (increase) in fuel, materials, and supplies         (12,298)        (9,009)
    Decrease (increase) in prepaid and other current assets        2,727         (1,238)
    Increase (decrease) in accounts payable                      (40,968)        17,760
    Increase (decrease) in other current liabilities              (2,539)       (18,706)
    Other, net                                                   (23,487)       (16,879)
                                                                --------      ---------
        Net cash provided by operating activities               $ 58,016      $ 124,413
                                                                --------      ---------

Investing Activities:
    Plant expenditures, excluding allowance for
      funds used during construction                            $(95,251)     $(116,861)
                                                                --------      ---------
        Net cash used in investing activities                   $(95,251)     $(116,861)
                                                                --------      ---------

Financing Activities:
    Dividends paid on common stock                              $(30,637)     $ (38,699)
    Dividends paid on preferred stock                             (1,717)          (866)
    Changes in short-term debt                                    20,305         33,625
    Long-term debt - issues                                       60,000
    Long-term debt - retirements                                 (10,000)
    Preferred stock - retirement                                                   (512)
                                                                --------      ---------

        Net cash provided by (used in) financing activities     $ 37,951      $  (6,452)
                                                                --------      ---------

Net increase in cash and cash equivalents                       $    716      $   1,100

Cash and cash equivalents at beginning of period                     377            610
                                                                --------      ---------
Cash and cash equivalents at end of period                      $  1,093      $   1,710
                                                                ========      =========

Supplementary Information:
    Interest paid less amounts capitalized                      $ 19,974      $  15,960
                                                                --------      ---------
    Federal and state income taxes paid                         $ 19,158      $  40,687
                                                                --------      ---------

        The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Power Companies
-----------------------------------------------

      A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                              Quarters Ended              Six Months Ended
                                                  June 30,
                              ----------------------------------------
                                1995        1994         1995         1994
                                ----        ----         ----         ----
                                            (In Thousands)

  Operating revenue            $165,533     $158,091      $372,813    $308,740
                               ========     ========      ========    ========
  Net income                   $  7,966     $  7,522      $ 16,284    $ 15,444
                               ========     ========      ========    ========
  Company's equity in
   net income                  $  1,491     $  1,444      $  2,891    $  2,731
                               ========     ========      ========    ========

                                            June 30,          December 31,
                                              1995                1994
                                              ----                ----
                                                   (In Thousands)

  Plant                                   $   493,616         $   537,103
  Other assets                              1,461,390           1,458,186
  Liabilities and debt                     (1,706,156)         (1,748,960)
                                          -----------         -----------
  Net assets                              $   248,850         $   246,329
                                          ===========         ===========
  Company's equity in net assets          $    46,669         $    46,349
                                          ===========         ===========

      At June 30, 1995, $12,720,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings. For further discussion see Note B.


Note B - Maine Yankee Atomic Power Company
------------------------------------------

      The Company has a 20 percent interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 megawatt (MW) nuclear generating station. Since January 1995, the station has

------------------------------------------

been shutdown for refueling and inspection. During the inspection, Maine Yankee detected substantial deterioration of steam generator tubes. To correct the situation, Maine Yankee is installing welded sleeves (involving the insertion of a partial new tube inside the existing tube) on all of the steam generator tubes. Similar repairs have been undertaken at other nuclear plants, but not on the scale proposed at Maine Yankee. In the second quarter of 1995, the Company accrued approximately $4 million for its portion of the anticipated future incremental costs to repair the steam generator tubes. These repair costs were charged to purchased power expense. Replacement power costs incurred as a result of the Maine Yankee shutdown are being recovered through the Company's fuel clause.
The station is expected to return to service by the end of 1995.


Note C - Hazardous Waste
------------------------

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

------------------------

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


Note D - Purchased Power Contract Dispute
-----------------------------------------

      In October 1994, the Company was sued by Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones
Capital that owns a 149 MW gas-fired power plant in Milford, Massachusetts. The Company purchases 56 percent of the power output of the facility under a long-term contract with MPLP. The suit alleges that the Company has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remainder of the facility's output. The complaint includes allegations that the Company has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP also asserts that the Company deliberately misled regulatory bodies concerning the Manchester Street Station repowering project. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. The Company believes that the allegations of wrongdoing are without merit. The Company has filed counterclaims and crossclaims against MPLP, Enron Corporation, and Jones Capital, seeking monetary damages and termination of the purchased power contract.

      MPLP also intervened in the Company's recent rate filing making similar allegations to those asserted in MPLP's lawsuit.
Hearings are expected to begin in October 1995. MPLP also intervened in a recent Massachusetts Electric Company rate filing.

Note E - Shipping Charter Agreement Dispute
-------------------------------------------

      In May 1995, the Company was sued by Keystone Shipping Company (Keystone). The suit arose after the Company, which charters a vessel for coal shipment purposes from Intercoastal Bulk Carriers, Inc. (IBC), a Keystone affiliate, gave notice in November 1994 that it intended to exercise its explicit contractual right under the charter agreement to terminate the charter and purchase the vessel. The Company, concurrently with the notice, initiated arbitration to resolve any objections to its exercise of such a right. In arbitration, the panel ruled in the Company's favor on several preliminary issues which were appealed by Keystone in federal court, but later dismissed by the court. Keystone's suit alleges that the Company induced Keystone to enter into the charter agreement by making fraudulent misrepresentations regarding the purchase option. Keystone alleges damages in excess of $40 million. The complaint includes allegations that the Company violated Massachusetts General Laws chapter 93A, which provides for the possibility of treble damages. The Company believes that Keystone's allegations are without merit and has filed a motion to dismiss the lawsuit since the issues are the subject of arbitration. At present, the vessel remains under the ownership of IBC and the Company is continuing to pay the charter rate, subject to the Company's reservation of its rights to seek damages and other relief against Keystone and IBC.


Note F - New Accounting Standard
--------------------------------

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if it again has a high probability of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.

Note G
------

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

Earnings
--------
    Net income for the first six months of 1995 decreased $17 million from the corresponding period in 1994, however, net income increased for the second quarter by approximately $2 million. The decrease in the six months is due to (a) increased purchased power costs due to scheduled plant overhauls and refueling outages by partially-owned nuclear power suppliers, (b) increased operation and maintenance expense due to overhauls at the Company's generating plants, (c) increased reimbursements to affiliates for customer discounts and for generation and transmission costs and,
(d) increased interest expense. These decreases in income were partially offset by reduced depreciation and amortization expense.
    The increase in income in the second quarter reflects sales growth and a reduction in depreciation and amortization expense, partially offset by increased purchased power expense.

Maine Yankee Atomic Power Company
---------------------------------
    The Company has a 20 percent interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 megawatt nuclear generating station. Since January 1995, the station has been shut down for refueling and inspection. During the inspection, Maine Yankee detected substantial deterioration of steam generator tubes. To correct the situation, Maine Yankee is installing welded sleeves (involving the insertion of a partial new tube inside the existing tube) on all of the steam generator tubes. Similar repairs have been undertaken at other nuclear plants, but not on the scale proposed at Maine Yankee. In the second quarter of 1995, the Company accrued approximately $4 million for its portion of the anticipated future incremental costs to repair the steam generator tubes. These repair costs were charged to purchased power expense. Replacement power costs incurred as a result of the Maine Yankee shutdown are being recovered through the Company's fuel clause.
The station is expected to return to service by the end of 1995.

Rate Activity
-------------
    In February 1995, the Federal Energy Regulatory Commission
(FERC) approved a rate agreement filed by the Company. Under the agreement, which became effective January 1995, the Company's base rates are frozen until 1997. Before this rate agreement, the

Company's rate structure contained two surcharges which were recovering the costs of a coal conversion project and a portion of the Company's investment in the Seabrook 1 nuclear unit (Seabrook
1). These two surcharges would have fully recovered their related costs by mid-1995, however, under the rate agreement they have been continued as part of base rates. The agreement also allows for full recovery of costs associated with the Manchester Street Station repowering project, which is scheduled for completion later this year. In addition, the agreement allows the Company to recover approximately $50 million of deferred costs associated with terminated purchased power contracts and postretirement benefits other than pensions (PBOPs) over seven years. Under the agreement, the Company is fully recovering currently incurred PBOP costs. The agreement further provides for the recovery over three years of $27 million of costs related to the dismantling of a retired generating station in Rhode Island and the replacement of a turbine rotor at one of the Company's generating units. The agreement also increases the Company's recovery of depreciation expense by approximately $8 million annually to recognize costs that will be incurred upon the eventual dismantling of its Brayton Point and Salem Harbor generating plants. Under the agreement, approximately $15 million of the $38 million in Seabrook 1 costs due to be recovered in 1995 pursuant to a 1988 settlement agreement will be deferred and recovered in 1996.

    Finally, the agreement provided that the Company would reimburse its wholesale customers for discounts provided by those wholesale customers to their retail customers under service extension discount (SED) programs. Under these programs, retail customers are entitled to such discounts only if they have signed an agreement not to purchase power from another supplier or generate any additional power themselves for a three to five year period. Reimbursements in 1995 are expected to total $13 million.
    The FERC's approval of this rate agreement applies to all of the Company's customers except the Town of Norwood, Massachusetts and the Milford Power Limited Partnership (MPLP), (which together represent less than 2 percent of the Company's sales), who intervened in the rate case. In June 1995, the Company and the Town of Norwood filed a settlement agreement with the FERC. This settlement is subject to FERC approval. A separate hearing will be conducted, beginning in October 1995, to address the issues raised by MPLP.

Operating Revenue
-----------------
    The following table summarizes the changes in operating revenue:
                   Increase (Decrease) in Operating Revenue

                                       Second Quarter         Six Months
                                       --------------        ------------
                                        1995 vs 1994         1995 vs 1994
                                       --------------        ------------
                                                   (In Millions)

Sales increase                                $ 5                 $ 1

Fuel recovery                                  18                  19

SED reimbursements                             (3)                 (6)

Narragansett integrated
 facilities credit                              1                  (3)

Other                                           1                   2
                                              ---                 ---
                                              $22                 $13
                                              ===                 ===

    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.
    See the Rate Activity section for a discussion of SED reimbursements.
    The entire output of The Narragansett Electric Company's (Narragansett) generating capacity is made available to the Company. Narragansett receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs. The increased credit for the six months reflects increased costs associated with a new transmission line and with the dismantlement of Narragansett's previously retired South Street generating facility. The decrease in the credit in the second quarter of 1995 reflects an adjustment in South Street dismantlement costs reimbursed in the second quarter of 1994.

Operating Expenses
------------------
    The following table summarizes the changes in operating expenses:
                 Increase (Decrease) in Operating Expenses

                                      Second Quarter         Six Months
                                      --------------        ------------
                                       1995 vs 1994         1995 vs 1994
                                      --------------        ------------
                                                  (In Millions)

Fuel costs                                   $16                 $ 17

Accrued New England Energy
 Incorporated fuel costs                       1                    2

Purchased energy excluding fuel               10                   20

Operation and maintenance                      1                   17

Depreciation and amortization                 (7)                 (12)

Taxes                                         (1)                 (15)
                                             ---                 ----
                                             $20                 $ 29
                                             ===                 ====

    Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. The increase in fuel costs reflects increased short-term purchases and alternate energy purchases due to decreased generation from the Company's nuclear power suppliers, decreased hydro production due to low water levels, and overhauls of the Company's thermal generating facilities.
    Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The increase in purchased energy excluding fuel for the first six months of 1995 is the result of increased costs associated with scheduled plant overhauls and refueling outages as well as an accrual in the second quarter of 1995 of approximately $4 million relating to Maine Yankee (see Maine Yankee Atomic Power Company section). The increase also reflects amortization of previously deferred purchased power termination costs.
    The increase in operation and maintenance expenses for the six months ended June 30, 1995, reflects increased maintenance costs associated with overhauls of generating plants, in part to achieve compliance with the Clean Air Act, increased general, administrative and information system costs, and recognition of currently incurred and previously deferred PBOP costs in accordance with the Company's 1995 rate agreement.
    The decrease in depreciation and amortization is due to decreased amortization of Seabrook 1, partially offset by the effects of increased depreciation rates approved in the

Company's 1995 rate agreement and depreciation of new plant expenditures. A portion of the Company's Seabrook 1 amortization and the amortization of the Company's Oil Conservation Adjustment was completed in the second quarter of 1995. The amounts recorded in the first six months related to these completed amortizations totaled $12 million, before tax. A separate portion of the Seabrook 1 amortization will continue through the end of 1996.
    The decrease in taxes for the first six months of 1995 is primarily due to decreased income.

Allowance For Funds Used During Construction (AFDC)
--------------------------------------------------
    AFDC increased for the second quarter and first six months of 1995 due to increased construction work in progress, principally associated with the Manchester Street Station repowering project, scheduled to commence commercial operation in late 1995.

Interest Expense
----------------
    The increase in interest expense is primarily due to increased long-term and short-term debt balances and higher interest rates in the second quarter and first six months of 1995.

Competitive Conditions
----------------------
    The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including surplus generating capacity, increasing electric rates, improved technologies, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
    The Company derives over 95 percent of its operating revenue from sales of electricity to three retail affiliates of the Company. The three states served by these retail affiliates have been considering various proposals for allowing electric customers greater choice over their electricity supplier. The Massachusetts Department of Public Utilities (MDPU) has been holding hearings on the regulation and structure of the electric utility industry. The Rhode Island Public Utilities Commission (RIPUC) convened a task force of utilities, commercial and industrial customers, and other interested parties to prepare a report on restructuring the industry. In these two proceedings, Massachusetts Electric Company and Narragansett have filed with the respective commissions a set of interdependent principles for industry restructuring. These principles, which were agreed to by groups representing environmental protection advocates, governmental agencies, non-utility generators, investor-owned utilities, and large and small customer interests, include provisions for increased customer choice while allowing utilities the opportunity to recover the cost of their past commitments, as well as provisions for protecting residential customers, encouraging renewable resources and energy conservation, and honoring contracts with independent power producers. The parties agreeing to the principles suggested to the MDPU and RIPUC that they be permitted a six month period for discussions and negotiations leading to the development of detailed, company-specific plans. The MDPU and RIPUC are expected to issue separate decisions this summer.
    In July 1995, the Governor of Rhode Island vetoed two bills that would have allowed certain industrial customers to buy power from alternative suppliers, rather than through the local electric utility. The Rhode Island Legislature may still override the vetoes and it has indicated that it will consider alternative legislation in September 1995. Narragansett cannot predict whether any such legislation will be enacted. Because Narragansett believed that the proposed legislation would result in piecemeal deregulation that would not be fair to customers or shareholders and would circumvent the comprehensive proceedings mentioned above, Narragansett urged the Governor to exercise his veto. Narragansett committed that, if the measures were not enacted into law, Narragansett would provide a two year rate discount to manufacturing customers. In addition, Narragansett committed, if the measures were not enacted, to submit by July 1, 1996, a specific and detailed proposal to the RIPUC addressing the issues associated with providing open access to Narragansett's distribution system for its large commercial and industrial customers. Among other things, that filing would address the proper means for recovering past costs incurred to serve exiting customers through a compensatory access charge.
If the charges are approved by the RIPUC, the appropriate access tariffs would then be filed with the FERC.
     Also, as previously reported, the New Hampshire Public Utilities Commission (NHPUC) is considering the proposal of a new company, Freedom Energy Company (Freedom Energy), to sell electricity at retail rates to large customers of another utility. In June 1995, the NHPUC issued an order in the Freedom Energy docket addressing preliminary issues. The NHPUC found, in a split decision, that it does not believe franchise territories in New Hampshire are exclusive as a matter of law. The order also stated that it did not believe federal law precluded the NHPUC from authorizing retail wheeling. However, the order makes clear that Freedom Energy must obtain additional regulatory approvals at the state and federal level before it could operate as a public utility in the franchise territory of another utility.
    In addition, in June 1995, the Governor of New Hampshire signed into law a bill which instructs the NHPUC to establish a retail competition pilot program open to all classes of customers. The program could be effective as early as January 1, 1996. The NHPUC will first have to determine that a pilot program would be fair, lawful, and in the public good. The size, scope, and other characteristics of the pilot are not prescribed by the legislation and will be subject to NHPUC determination. The legislation also established a legislative committee on retail wheeling and restructuring. The committee is to report its findings by November 1, 1995.
    In March 1995, the FERC issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs from departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in mid-1996.
    Electric utility rates have historically been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The Company believes that its operations currently meet the criteria established in FAS 71. However, the effects of regulatory and/or legislative initiatives could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At June 30, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $300 million. In addition, the Company's affiliate, New England Energy Incorporated had a regulatory asset of approximately $200 million which is recoverable in its entirety from the Company. This amount would also be included in any write-down of the Company's regulatory assets. If competitive or regulatory change should cause a substantial revenue loss or lead to the permanent shutdown of any generating facilities, a substantial write-down of plant assets could be required pursuant to

Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). This standard, effective for fiscal year 1996, clarifies when and how to recognize an impairment of long-lived assets. For further discussion of FAS 121 see Note F.

Utility Plant Expenditures and Financings
-----------------------------------------
    Cash expenditures for utility plant totaled $95 million for the first six months of 1995, including $60 million related to the Company's 90 percent share of the Manchester Street Station repowering project in Providence, Rhode Island. The repowering of the Manchester Street generating station, scheduled to commence commercial operation in late 1995, is estimated to cost approximately $510 million, excluding transmission facilities. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends, and from proceeds of short-term and long-term debt issues. In the first six months of 1995, the Company issued $50 million of long-term debt at interest rates ranging from 6.69 percent to 7.94 percent. In addition, the Company refinanced $10 million of variable rate mortgage bonds in the first six months of 1995. The Company does not plan to issue any additional long-term debt in 1995.

    At June 30, 1995, the Company had $166 million of short-term debt outstanding including $149 million of commercial paper borrowings. At June 30, 1995, the Company had lines of credit and bond purchase facilities with banks totaling $490 million which are available to provide liquidity support for commercial paper borrowings and for $342 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at June 30, 1995.
    For the twelve-month period ending June 30, 1995, the ratio of earnings to fixed charges was 5.10.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
----------------------------

      Information concerning a lawsuit filed against the Company by Milford Power Limited Partnership on October 28, 1994, and intervention into the Company's rate filing, discussed in Note
D of Notes of Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

      Information concerning a lawsuit filed against the Company by Keystone Shipping Company on May 17, 1995, in the
Massachusetts Essex Superior Court, discussed in Note E of Notes of Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.


Item 4.   Submission of Matters to a Vote of Security-Holders
-------------------------------------------------------------

      On May 10, 1995, a Special Meeting in lieu of Annual
Meeting of Shareholders was held.

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

      Coopers & Lybrand was also selected as Auditor for the year
1995.

      In addition, the liability and indemnification provisions of the Company's by-laws were amended by changing the definition of officers covered by such provisions.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission File Nos. 33-48257, 33-48897, and 33-49193:

      12    Statement re computation of ratios

      The Company is filing Financial Data Schedules.

      The Company filed a report on Form 8-K dated May 17, 1995, containing Item 5, Other Events.

                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW ENGLAND POWER COMPANY


                                       s/ Michael E. Jesanis

                                       Michael E. Jesanis, Treasurer,
                                       Authorized Officer, and
                                       Principal Financial Officer


Date:  August 10, 1995