Form 10-Q
period 1995-09-30
NEW ENGLAND POWER CO
filed 1995-11-13
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at September 30, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                Quarter             Nine Months
                                                --------                  -----------
                                            1995      1994      1995       1994
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates     $421,935   $419,555$1,191,230     $1,175,617
                                          -------- -------- --------------------

Operating expenses:
   Fuel for generation                      75,355   68,846    206,185   206,348
   Purchased electric energy               133,660  139,173    419,209   378,930
   Other operation                          52,676   49,495    156,167   141,238
   Maintenance                              16,481   23,943     70,386    73,206
   Depreciation and amortization            22,602   35,610     79,797   104,517
   Taxes, other than income taxes           13,974   14,113     43,359    43,500
   Income taxes                             37,518   33,158     72,915    83,596
                                          -------- -------- --------------------
       Total operating expenses            352,266  364,338  1,048,018 1,031,335
                                          -------- -------- --------------------
       Operating income                     69,669   55,217    143,212   144,282

Other income:
   Allowance for equity funds used during
     construction                            2,535    2,199      7,488     6,261
   Equity in income of nuclear power companies        1,356      1,478     4,247          4,209
   Other income (expense) - net               (713)     130     (1,812)   (2,840)
                                          -------- -------- --------------------
       Operating and other income           72,847   59,024    153,135   151,912
                                          -------- -------- --------------------

Interest:
   Interest on long-term debt               11,859    9,620     34,861    28,111
   Other interest                            2,637    1,378      7,007     2,412
   Allowance for borrowed funds used during
     construction - credit                  (3,333)  (1,792)    (9,088)   (3,800)
                                          -------- -------- --------------------
       Total interest                       11,163    9,206     32,780    26,723
                                          -------- -------- --------------------

       Net income                         $ 61,684 $ 49,818 $  120,355$  125,189
                                          ======== ======== ====================



                         Statements of Retained Earnings


Retained earnings at beginning of period  $368,443 $374,651 $  372,763$  346,153
Net income                                  61,684   49,818    120,355   125,189
Dividends declared on cumulative
   preferred stock                            (858)    (858)    (2,575)   (2,582)
Dividends declared on common stock         (41,924) (40,312)  (103,198)  (85,461)
                                          -------- -------- --------------------
Retained earnings at end of period        $387,345 $383,299 $  387,345$  383,299
                                          ======== ======== ====================

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                       NEW ENGLAND POWER COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                         1995                  1994
                                                         ----                  ----
                                                                (In Thousands)
Operating revenue, principally from affiliates       $1,556,370  $1,550,523
                                                     ----------  ----------
Operating expenses:
  Fuel for generation                                   260,377     277,986
  Purchased electric energy                             553,862     502,452
  Other operation                                       211,539     191,765
  Maintenance                                           107,708     106,386
  Depreciation and amortization                         113,259     135,733
  Taxes, other than income taxes                         54,259      54,553
  Income taxes                                           85,915      98,961
                                                     ----------  ----------
       Total operating expenses                       1,386,919   1,367,836
                                                     ----------  ----------
       Operating income                                 169,451     182,687

Other income:
  Allowance for equity funds used during construction    10,369       7,387
  Equity in income of nuclear power companies             4,854       5,899
  Other income (expense) - net                              735      (2,868)
                                                     ----------  ----------
       Operating and other income                       185,409     193,105
                                                     ----------  ----------

Interest:
  Interest on long-term debt                             45,461      38,937
  Other interest                                          6,551       6,077
  Allowance for borrowed funds used during
   construction - credit                                (11,142)     (4,459)
                                                     ----------  ----------
       Total interest                                    40,870      40,555
                                                     ----------  ----------

       Net income                                    $  144,539  $  152,550
                                                     ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period             $  383,299  $  334,170
Net income                                              144,539     152,550
Dividends declared on cumulative preferred stock         (3,433)     (3,448)
Dividends declared on common stock                     (137,060)    (99,973)
                                                     ----------  ----------
Retained earnings at end of period                   $  387,345  $  383,299
                                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1995          1994
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                        $2,745,552   $2,524,544
 Less accumulated provisions for depreciation
   and amortization                                     1,046,476    1,001,393
                                                       ----------   ----------
                                                        1,699,076    1,523,151
Net investment in Seabrook 1 under rate settlement         19,012       38,283
Construction work in progress                             221,936      314,777
                                                       ----------   ----------
      Net utility plant                                 1,940,024    1,876,211
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        47,080       46,349
 Nonutility property and other investments, at cost        23,758       22,980                         ----------     ----------
      Total investments                                    70,838       69,329
                                                       ----------   ----------
Current assets:
 Cash                                                       2,476          377
 Accounts receivable, principally from sales of
  electric energy:
   Affiliated companies                                   217,355      197,655
   Others                                                  49,277       69,532
 Fuel, materials and supplies, at average cost             76,996       73,361
 Prepaid and other current assets                          32,405       33,729
                                                       ----------   ----------
      Total current assets                                378,509      374,654
                                                       ----------   ----------
Accrued Yankee Atomic costs                               104,257      122,452
Deferred charges and other assets                         198,315      170,192
                                                       ----------   ----------
                                                       $2,691,943   $2,612,838
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares         $  128,998   $  128,998
 Premiums on capital stocks                                86,829       86,829
 Other paid-in capital                                    288,000      288,000
 Retained earnings                                        387,345      372,763
                                                       ----------   ----------
      Total common equity                                 891,172      876,590
 Cumulative preferred stock, par value $100 per share      60,516       60,516
 Long-term debt                                           735,386      695,466
                                                       ----------   ----------
      Total capitalization                              1,687,074    1,632,572
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                            10,000
 Short-term debt (including $29,175,000 and $16,575,000
   to affiliates)                                         166,575      145,575
 Accounts payable (including $40,186,000 and $69,089,000
   to affiliates)                                         156,200      179,761
 Accrued liabilities:
   Taxes                                                   18,098        6,133
   Interest                                                11,796        9,914
   Other accrued expenses                                  10,406       10,866
                                                       ----------   ----------
      Total current liabilities                           373,075      352,249
                                                       ----------   ----------
Deferred federal and state income taxes                   382,715      364,073
Unamortized investment tax credits                         57,589       59,014
Accrued Yankee Atomic costs                               104,257      122,452
Other reserves and deferred credits                        87,233       82,478
                                                       ----------   ----------
                                                       $2,691,943   $2,612,838
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1995         1994
                                                         ----         ----
                                                             (In Thousands)
Operating Activities:
   Net income                                           $ 120,355   $ 125,189
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           84,241     107,674
   Deferred income taxes and investment tax credits - net  16,927      10,204
   Allowance for funds used during construction           (16,576)    (10,061)
   Decrease (increase) in accounts receivable                 555     (13,407)
   Decrease (increase) in fuel, materials, and supplies    (3,635)     (7,100)
   Eecrease (increase) in prepaid and other current assets  1,324        (946)
   Increase (decrease) in accounts payable                (23,561)     12,226
   Increase (decrease) in other current liabilities        13,387     (11,891)
   Other, net                                             (30,905)    (22,259)
                                                        ---------   ---------
      Net cash provided by operating activities         $ 162,112   $ 189,629
                                                        ---------   ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $(125,240)  $(172,837)
   Other investing activities                                            (300)
                                                        ---------   ---------
      Net cash used in investing activities             $(125,240)  $(173,137)
                                                        ---------   ---------

Financing Activities:
   Dividends paid on common stock                       $(103,198)  $ (59,661)
   Dividends paid on preferred stock                       (2,575)     (2,582)
   Redemption of preferred stock                                         (512)
   Long-term debt - issues                                 60,000       5,000
   Long-term debt - retirements                           (10,000)
   Changes in short-term debt                              21,000      41,880
                                                        ---------   ---------

      Net cash used in financing activities             $ (34,773)  $ (15,875)
                                                        ---------   ---------

Net increase (decrease) in cash and cash equivalents    $   2,099   $     617

Cash and cash equivalents at beginning of period              377         610
                                                        ---------   ---------
Cash and cash equivalents at end of period              $   2,476   $   1,227
                                                        =========   =========

Supplementary Information:
   Interest paid less amounts capitalized               $  29,347   $  25,859
                                                        ---------   ---------
   Federal and state income taxes paid                  $  37,670   $  60,165
                                                        ---------   ---------

The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Power Companies
-----------------------------------------------

     A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                            Quarters Ended               Nine Months Ended
                                             September 30,
                           ----------------------------------------
                             1995  1994                 1995 1994
                             ----  ----                 ---- ----
                                   (In Thousands)
Operating revenue               $154,853   $119,729   $527,666                  $428,469
                                ========   ========   ========                  ========
Net income                      $  5,979   $  7,945   $ 22,263                  $ 23,389
                                ========   ========   ========                  ========
Company's equity in
  net income                    $  1,356   $  1,478   $  4,247                  $  4,209
                                ========   ========   ========                  ========
                                       September 30,                          December 31,
                                            1995                                            1994
                                            ----                                            ----
                                                           (In Thousands)
 Plant                                         $   467,319                             $   537,103
 Other assets                                    1,413,571                               1,458,186
 Liabilities and debt                           (1,630,999)                             (1,748,960)
                                               -----------                             -----------
 Net assets                                    $   249,891                             $   246,329
                                               ===========                             ===========
 Company's equity in net assets                $    47,080                             $    46,349
                                               ===========                             ===========

     At September 30, 1995, $13,137,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.


Note B - Hazardous Waste
------------------------

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

------------------------

     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System subsidiaries currently have in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

     The Company has been named as a potentially responsible party by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection for six sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

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


Note C - Purchased Power Contract Dispute
-----------------------------------------

     In October 1994, the Company was sued by Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones Capital that owns a 149 megawatt gas-fired power plant in Milford, Massachusetts. The Company purchases 56 percent of the power output of the facility under a long-term contract with MPLP. The suit alleges that the Company has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remainder of the facility's output. The complaint includes allegations that the Company has violated the Federal Racketeer

-----------------------------------------

Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP also asserts that the Company deliberately misled regulatory bodies concerning the Manchester Street Station repowering project. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. The Company believes that the allegations of wrongdoing are without merit. The Company has filed counterclaims and crossclaims against MPLP, Enron Corporation, and Jones Capital, seeking monetary damages and termination of the purchased power contract.

     MPLP also intervened in the Company's recent rate filing before the Federal Energy Regulatory Commission making similar allegations to those asserted in MPLP's lawsuit. Hearings on this claim concluded in October 1995. An Administrative Law Judge initial decision is expected in early 1996.


Note D - New Accounting Standard
--------------------------------

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


Note E - Shipping Charter Contract Dispute
------------------------------------------

     On August 17, 1995, the Massachusetts Superior Court dismissed a lawsuit filed against NEP in May 1995 by Keystone Shipping Company (Keystone). The Court held that Keystone's claims, relating to a ship charter, were subject to mandatory arbitration under the charter between NEP and Intercoastal Bulk Carriers, Inc.
(IBC), an affiliate of Keystone. On August 21, 1995, an arbitration panel unanimously ruled in NEP's favor. In September 1995, the parties signed mutual releases. The ship is currently in

------------------------------------------

dry dock for routine maintenance and inspection. During the inspection, it was determined that repair work is needed. Under the releases, IBC is responsible for the cost of such repairs and the arbitration panel would hear any disputes which arise concerning the cost of repair.


Note F
------

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

Earnings
--------
    Net income increased for the third quarter by approximately $12 million compared with the corresponding period in 1994. This increase reflects sales growth, reduced overhaul activity of wholly-owned generating units, and lower depreciation and amortization expense, partially offset by increased interest costs and increased reimbursements to affiliates for service extension discounts (SEDs) to customers and affiliate generation and transmission (G&T) costs incurred for the benefit of the Company. The decrease in depreciation and amortization is due to reduced amortization of the Seabrook 1 nuclear unit (Seabrook 1) in accordance with the Company's 1995 rate agreement, and the completion, in the second quarter of 1995, of the amortization of costs of certain coal conversion facilities. These decreases were partially offset by the effects of increased depreciation rates approved in the Company's 1995 rate agreement and depreciation of new plant expenditures.

    Earnings for the first nine months of 1995 decreased approximately $5 million due to increased purchased power costs resulting from scheduled plant overhauls and refueling shutdowns at partially-owned nuclear power suppliers and costs to repair the steam generator tubes at the nuclear power plant owned by Maine Yankee Atomic Power Company (Maine Yankee) in which the Company has a 20 percent interest. Also contributing to lower nine month earnings were increased interest expenses, increased operation and maintenance costs, and increased reimbursements to affiliates for SEDs and their G&T costs.

Rate Activity
-------------
    In February 1995, the Federal Energy Regulatory Commission
(FERC) approved a rate agreement filed by the Company. Under the agreement, which became effective January 1995, the Company's base rates are frozen until 1997. Before this rate agreement, the Company's rate structure contained two surcharges that were recovering the costs of a coal conversion project and a portion of the Company's investment in Seabrook 1. These two surcharges fully recovered their related costs by mid-1995, however, under the rate agreement they have been continued as part of base rates.
    The agreement also allows for full recovery of costs associated with the Manchester Street Station repowering project, which is scheduled for completion during the fourth quarter of 1995. In addition, the agreement allows the Company to recover approximately $50 million of deferred costs associated with terminated purchased power contracts and postretirement benefits other than pensions (PBOPs) over seven years. Under the agreement, the Company is fully recovering currently incurred PBOP costs. The agreement further provides for the recovery over three years of $27 million of costs related to the dismantling of a retired generating station in Rhode Island and the replacement of a turbine rotor at one of the Company's generating units. The agreement also increases the Company's recovery of depreciation expense by approximately $8 million annually to recognize costs that will be incurred upon the eventual dismantling of its Brayton Point and Salem Harbor generating plants. Under the agreement, approximately $15 million of the $38 million in Seabrook 1 costs due to be recovered in 1995 pursuant to a 1988 settlement agreement are being deferred and will be recovered in 1996.
    Finally, the agreement provided that the Company would reimburse its wholesale customers for discounts provided by those wholesale customers to their retail customers under SED programs. Under these programs, retail customers are entitled to such discounts only if they have signed an agreement not to purchase power from another supplier or generate any additional power themselves for a three to five year period. Reimbursements in 1995 are expected to total $12 million.

    The FERC's approval of this rate agreement applies to all of NEP's customers except the Milford Power Limited Partnership
(MPLP). MPLP, which owns a gas-fired power plant in Milford, Massachusetts, has protested this rate agreement based on issues related to the Manchester Street Station repowering project. Hearings on this protest concluded in October 1995 and an Administrative Law Judge initial decision is expected in early 1996 (for further discussion see Note C).

Operating Revenue
-----------------
    The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                 Third Quarter          Nine Months
                                 -------------         ------------
                                  1995 vs 1994         1995 vs 1994
                                 -------------         ------------
                                                      (In Millions)

Sales increase                                  $ 7              $ 9

Fuel recovery                                    (2)              17

SED reimbursements                               (3)              (9)

Narragansett integrated
 facilities credit                               (2)              (6)

Other                                             2                5
                                                ---              ---
                                                $ 2              $16
                                                ===              ===

    The increase in sales reflects the effects of an increase in peak demands in the second and third quarters of 1995. The Company experienced a decrease in peak demands in the first quarter of the year.
    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.
    See the Rate Activity section for a discussion of SED reimbursements.
    The entire output of The Narragansett Electric Company's (Narragansett) generating capacity is made available to the Company. Narragansett receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs. The increased credits in 1995 reflect costs associated with a new transmission line that went into service in September 1994. In addition, the Company is reimbursing Narragansett for an increased level of costs being incurred in 1995 associated with the dismantlement of a previously retired South Street generating facility. As part of the Company's 1995 rate agreement, these credits in 1995 are being recovered over a three year period.

Operating Expenses
------------------
    The following table summarizes the changes in operating expenses:
            Increase (Decrease) in Operating Expenses

                                Third Quarter                Nine Months
                                -------------           ------------
                                 1995 vs 1994           1995 vs 1994
                                -------------           ------------
                                               (In Millions)

Fuel costs                                    $ (1)             $ 17

Purchased energy excluding fuel                  2                23

Operation and maintenance                       (4)               12

Depreciation and amortization                  (13)              (24)

Taxes                                            4               (11)
                                              ----              ----
                                              $(12)             $ 17
                                              ====              ====

    Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. The increase in fuel costs in the first nine months of 1995 reflects increased short-term purchases due to decreased nuclear generation, decreased hydro production due to low water levels, and overhauls of fossil fuel generating facilities.
    Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The increase in purchased energy excluding fuel for the first nine months of 1995 is the result of increased costs associated with scheduled plant overhauls and refueling shutdowns at partially-owned nuclear power facilities and costs to repair the steam generator tubes at Maine Yankee in which the Company has a 20 percent interest. The Maine Yankee nuclear unit has been shut down since January 1995, but is expected to return to service by year end. The Company recorded the full estimated incremental cost of the repairs in the first six months of 1995 as a charge to purchased power expense. The increase also includes amortization of previously deferred purchased power contract termination costs. Under the existing terms of certain purchased power contracts with other utilities, the Company will be reducing its power purchases which will result in a $19 million reduction in 1996 purchased power expenses.
    The increase in operation and maintenance costs for the nine months is primarily due to the recognition of currently incurred and previously deferred PBOP costs in accordance with the Company's 1995 rate agreement, increased transmission system related costs and increased general and administrative costs, partially offset by a decrease in generating plant overhaul costs. In the third quarter, the impact of reduced generating plant overhaul activity more than offset the increases in costs in other areas.
    The decrease in depreciation and amortization is due to decreased amortization of Seabrook 1 and the completion, in the second quarter of 1995, of the amortization of certain coal conversion facilities, partially offset by the effects of increased depreciation rates approved in the Company's 1995 rate agreement and depreciation of new plant expenditures.
    The change in taxes for the third quarter and first nine months of 1995 is primarily due to the change in income for those periods.

Allowance For Funds Used During Construction (AFDC)
--------------------------------------------------
    AFDC increased for the third quarter and first nine months of 1995 due to increased construction work in progress, principally associated with the Manchester Street Station repowering project. In September 1995, the first of three generating units began commercial operation at the power plant. The remaining units are scheduled to commence commercial operation during the fourth quarter of this year. AFDC ends for these projects when the units go into commercial operation.

Interest Expense
----------------
    The increase in interest expense is primarily due to increased long-term and short-term debt balances and higher interest rates.

Competitive Conditions
----------------------
    The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including surplus generating capacity, increasing electric rates, improved technologies, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
    The Company derives over 95 percent of its operating revenue from sales of electricity to three retail affiliates of the Company. Massachusetts, Rhode Island, and New Hampshire, the three states served by these retail affiliates, have been considering various proposals for allowing electric customers greater choice over their electricity supplier. Massachusetts Electric Company (Massachusetts Electric) and Narragansett proposed to the Massachusetts Department of Public Utilities (MDPU) and the Rhode Island Public Utilities Commission (RIPUC), respectively, a set of interdependent principles for industry restructuring which was agreed to by groups representing environmental protection advocates, governmental agencies, non-utility generators, investor-owned utilities, and large and small customer interests. These principles included, among others, provisions for increased customer choice while allowing utilities the opportunity to recover the cost of their past commitments (stranded costs). In August 1995, the MDPU adopted principles similar to those filed by Massachusetts Electric, including a reasonable opportunity for recovery of stranded costs over a period not to exceed 10 years.

The MDPU directed Massachusetts Electric and two other utilities to file by February 16, 1996, a detailed plan consistent with the MDPU decision. Also in August 1995, the RIPUC decision adopted the principles proposed by Narragansett, except for one regarding temporary support for renewable fuel technologies. The RIPUC ordered Narragansett to file a report no later than February 1, 1996 on its progress in negotiating a specific plan consistent with the principles.
    In October 1995, the New England Electric System (NEES) Companies began discussions with interested parties regarding the plan to be filed pursuant to the MDPU and RIPUC orders. That plan, to be called "Choice: New England", will propose that all customers of electric utilities in the three states served by NEES retail subsidiaries have the ability to choose their power supplier beginning in 1998. Under the plan, the Company's generation assets would become competitive, while its transmission assets would remain regulated. Among other provisions, the plan would also propose a uniform access charge so that all regional utilities will have an opportunity to recover the cost of commitments made under the current regulated system.
    NEES believes that its "Choice: New England" proposal meets the principles for industry restructuring adopted by the MDPU and RIPUC for increased customer choice while providing utilities with an opportunity to recover costs which may be stranded by such customer choice. However, there can be no assurance that a final plan will include an access charge which would recover all stranded costs. Furthermore, market pricing of generation will increase the volatility of NEES revenues and, because of competitive pressures, may not result in full cost recovery.
    In July 1995, the Governor of Rhode Island vetoed two bills that would have allowed certain industrial customers to buy power from alternative suppliers, rather than through the local electric utility. Narragansett urged the Governor to exercise his veto, because Narragansett believed the proposed legislation would result in piecemeal deregulation that would not be fair to customers or shareholders and would circumvent the comprehensive proceedings mentioned above. Narragansett committed among other things, that if the measures were not enacted, Narragansett would submit by July 1, 1996, a specific and detailed proposal to the RIPUC addressing the issues associated with providing open access to Narragansett's distribution system for its large commercial and industrial customers. Among other issues, that filing would address the proper means for recovering past costs incurred to serve exiting customers through a compensatory access charge. If the charges were approved by the RIPUC, the appropriate access tariffs would then be filed with the FERC. The Rhode Island Legislature may still override the vetoes.
    In August 1995, the MDPU issued an order in a stranded cost case involving another utility and one of its customers. This customer, which previously purchased all of its requirements from the utility, installed cogenerating equipment and requested that the utility provide only backup service. In its order, the MDPU required the customer to pay the utility 75 percent of the net stranded costs attributable to serving the customer's load.
Because, in part, utilities have always been exposed to the risk of customer cogeneration, the MDPU indicated that its order, which is under appeal, did not set precedent for the issue of stranded cost recovery in the context of utility industry restructuring.
    In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC) has been considering the proposal of a new company, Freedom Energy Company (Freedom Energy), to sell electricity at retail rates to large customers of another utility. In June 1995, the NHPUC issued an order in the Freedom Energy docket in which it found that franchise territories in New Hampshire are exclusive as a matter of law. The order also stated that federal law precluded the NHPUC from authorizing retail wheeling. However, the order makes clear that Freedom Energy must obtain additional regulatory approvals at the state and federal level before it could operate as a public utility in the franchise territory of another utility.
    In addition, in June 1995, the Governor of New Hampshire signed into law a bill which instructs the NHPUC to establish a retail competition pilot program open to all classes of customers. NHPUC guidelines issued in October 1995 provide that each New Hampshire utility must allow customers representing 3 percent of its peak load (four megawatts (MW) for Granite State Electric Company (Granite State)) to have access to alternative suppliers of generation for three years, starting May 1, 1996. Customers participating in the pilot would be responsible for paying 50 percent of the utility's stranded costs, with the balance borne by utility shareholders. In comments filed on the preliminary guidelines, Granite State requested that the guidelines be revised to adopt "Choice: New England" as an alternative approach to the proposed pilot. Granite State offered to file the plan with the NHPUC in February, consistent with the filings contemplated in Massachusetts and Rhode Island, so that the plan could be implemented on a pilot basis by May 1, 1996. Granite State's comments also challenged the legal basis for the proposed assignment of stranded costs, arguing that the guidelines will result in an unconstitutional taking without compensation, are preempted by federal law, and are inequitable. The June 1995 legislation also established a legislative committee on retail wheeling and restructuring. The committee is expected to issue an interim report on its findings in November 1995 and a final report by March 1, 1996.
    In March 1995, the FERC issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs from departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in 1996.
    Electric utility rates have historically been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The Company believes that its operations currently meet the criteria established in FAS 71. However, the effects of regulatory and/or legislative initiatives, or the NEES companies' own initiatives, such as "Choice: New England", could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At September 30, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $300 million. In addition, the Company's affiliate, New England Energy Incorporated has a regulatory asset of approximately $200 million which is recoverable in its entirety from the Company.
This amount would also be included in any write-down of the Company's regulatory assets. If competitive or regulatory change should cause a substantial revenue loss or lead to the permanent shutdown of any generating facilities, a substantial write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). This standard, effective for fiscal year 1996, clarifies when and how to recognize an impairment of long-lived assets. For further discussion of FAS 121 see Note D.

Utility Plant Expenditures and Financings
-----------------------------------------
    Cash expenditures for utility plant totaled $125 million for the first nine months of 1995, including $82 million related to the Company's 90 percent share of the Manchester Street Station repowering project in Providence, Rhode Island. In September 1995, the first of three generating units began commercial operation at the power plant. The remaining units are scheduled to commence commercial operation during the fourth quarter of this year. The approximately 500 MW repowering project is estimated to cost approximately $455 million, excluding transmission facilities. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends, and from proceeds of short-term and long-term debt issues. In the first nine months of 1995, the Company issued $50 million of long-term debt at interest rates ranging from 6.69 percent to 7.94 percent. In addition, the Company refinanced $10 million of variable rate mortgage bonds. The Company does not plan to issue any additional long-term debt in 1995.
    At September 30, 1995, the Company had $167 million of short-term debt outstanding, including $137 million of commercial paper borrowings. At September 30, 1995, the Company had lines of credit and bond purchase facilities with banks totaling $510 million which are available to provide liquidity support for commercial paper borrowings and for $342 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at September 30, 1995.
    For the twelve-month period ending September 30, 1995, the ratio of earnings to fixed charges was 5.14.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     Information concerning a lawsuit filed against the Company by Milford Power Limited Partnership on October 28, 1994, and intervention into a Company rate filing, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

     Information concerning dismissal of a lawsuit filed against the Company in May 1995 by Keystone Shipping Company, discussed in Note E of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-48257, 33-48897, and 33-49193:

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed a report on Form 8-K dated August 16, 1995 containing Item 5, Other Events.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY


                                s/ Michael E. Jesanis

                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date: November 13, 1995