Form 10-Q/A
period 1995-09-30
NEW ENGLAND POWER CO
filed 1995-12-20
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

                         AMENDMENT NO. 1


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

   The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995 by correcting two sentences which were inadvertently mistyped in the "Competitive Conditions" section of its Management's Discussion and Analysis of Financial Condition and Results of Operations. The sentences should read as follows:

   "In June 1995, the NHPUC issued an order in the Freedom Energy docket in which it found that franchise territories in New Hampshire are not exclusive as a matter of law. The order also stated that federal law did not preclude the NHPUC from authorizing retail wheeling."

Part I - Item 2 is restated in its entirety below.

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

         In August 1995, the MDPU issued an order in a stranded cost case involving another utility and one of its customers. This customer, which previously purchased all of its requirements from the utility, installed cogenerating equipment and requested that the utility provide only backup service. In its order, the MDPU required the customer to pay the utility 75 percent of the net stranded costs attributable to serving the customer's load. Because, in part, utilities have always been exposed to the risk of customer cogeneration, the MDPU indicated that its order, which is under appeal, did not set precedent for the issue of stranded cost recovery in the context of utility industry restructuring.
     In New Hampshire, the New Hampshire Public Utilities Commission (NHPUC) has been considering the proposal of a new company, Freedom Energy Company (Freedom Energy), to sell electricity at retail rates to large customers of another utility. In June 1995, the NHPUC issued an order in the Freedom Energy docket in which it found that franchise territories in New Hampshire are not exclusive as a matter of law. The order also stated that federal law did not preclude the NHPUC from authorizing retail wheeling. However, the order makes clear that Freedom Energy must obtain additional regulatory approvals at the state and federal level before it could operate as a public utility in the franchise territory of another utility.

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

                                 SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form
10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEW ENGLAND POWER COMPANY


                                   s/ Michael E. Jesanis

                                   Michael E. Jesanis, Treasurer,
                                   Authorized Officer, and
                                   Principal Financial Officer


Date:  December 20, 1995