Form 10-Q
period 1996-03-31
NEW ENGLAND POWER CO
filed 1996-05-10
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at March 31, 1996.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                            -----------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $400,460   $391,118$1,579,882     $1,532,301
                                          --------  -------- --------------------

Operating expenses:
  Fuel for generation                       80,226    60,596    299,478   247,777
  Purchased electric energy                125,534   145,341    528,119   538,086
  Other operation                           50,024    50,156    211,740   202,364
  Maintenance                               19,607    30,429     82,132   120,051
  Depreciation and amortization             26,520    29,933     99,345   133,254
  Taxes, other than income taxes            17,721    15,302     61,136    54,346
  Income taxes                              25,551    19,272     97,330    82,686
                                          --------  -------- --------------------
       Total operating expenses            345,183   351,029  1,379,280 1,378,564
                                          --------  -------- --------------------
       Operating income                     55,277    40,089    200,602   153,737

Other income:
  Allowance for equity funds used during
   construction                                 (5)    2,401      5,339     9,767
  Equity in income of nuclear power companies1,344     1,400      5,666     4,929
  Other income (expense) - net, including
   related taxes                            (1,991)   (2,362)    (1,240)     (284)
                                          --------  -------- --------------------
       Operating and other income           54,625    41,528    210,367   168,149
                                          --------  -------- --------------------

Interest:
  Interest on long-term debt                11,705    11,238     47,264    40,797
  Other interest                             2,168     2,115     10,579     4,032
  Allowance for borrowed funds used during
   construction - credit                      (221)   (2,807)    (8,893)   (7,846)
                                          --------  -------- --------------------
       Total interest                       13,652    10,546     48,950    36,983
                                          --------  -------- --------------------

       Net income                         $ 40,973  $ 30,982 $  161,417$  131,166
                                          ========  ======== ====================



                         Statements of Retained Earnings


Retained earnings at beginning of period  $385,309  $372,763 $  372,250$  370,289
Net income                                  40,973    30,982    161,417   131,166
Dividends declared on cumulative
  preferred stock                             (858)     (858)    (3,433)   (3,432)
Dividends declared on common stock         (29,025)  (30,637)  (133,835) (125,773)
                                          --------  -------- --------------------
Retained earnings at end of period        $396,399  $372,250 $  396,399$  372,250
                                          ========  ======== ====================

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly-
                      owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        March 31,                December 31,
                                  ASSETS                 1996         1995
                                  ------                 ----         ----
                                                             (In Thousands)
Utility plant, at original cost                        $2,958,743   $2,941,469
 Less accumulated provisions for depreciation
   and amortization                                     1,067,969    1,047,982
                                                       ----------   ----------
                                                        1,890,774    1,893,487
Net investment in Seabrook 1 under rate settlement         11,407       15,210
Construction work in progress                              46,156       41,566
                                                       ----------   ----------
      Net utility plant                                 1,948,337    1,950,263
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        47,302       47,055
 Non-utility property and other investments, at cost       26,629       26,627
                                                       ----------   ----------
      Total investments                                    73,931       73,682
                                                       ----------   ----------
Current assets:
 Cash                                                         860        2,607
 Accounts receivable, principally from sales of
  electric energy:
   Affiliated companies                                   205,839      204,314
   Others                                                  50,161       61,552
 Fuel, materials, and supplies, at average cost            58,135       54,664
 Prepaid and other current assets                          29,472       27,986
                                                       ----------   ----------
      Total current assets                                344,467      351,123
                                                       ----------   ----------
Deferred charges and other assets                         262,822      273,275
                                                       ----------   ----------
                                                       $2,629,557   $2,648,343
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares         $  128,998   $  128,998
 Premiums on capital stocks                                86,829       86,829
 Other paid-in capital                                    288,000      288,000
 Retained earnings                                        396,399      385,309
                                                       ----------   ----------
      Total common equity                                 900,226      889,136
 Cumulative preferred stock, par value $100 per share      60,516       60,516
 Long-term debt                                           732,846      735,440
                                                       ----------   ----------
      Total capitalization                              1,693,588    1,685,092
                                                       ----------   ----------
Current liabilities:
 Long-term debt due within one year                         3,000       10,000
 Short-term debt (including $12,525,000 and $1,025,000
   to affiliates                                          134,675      125,150
 Accounts payable (including $46,874,000 and $50,760,000
   to affiliates)                                         143,841      163,791
 Accrued liabilities:
   Taxes                                                   31,931        3,447
   Interest                                                 9,420       10,482
   Other accrued expenses                                  12,093       10,834
 Dividends payable                                                      32,249
                                                       ----------   ----------
      Total current liabilities                           334,960      355,953
                                                       ----------   ----------
Deferred federal and state income taxes                   388,057      390,197
Unamortized investment tax credits                         57,003       57,509
Other reserves and deferred credits                       155,949      159,592
                                                       ----------   ----------
                                                       $2,629,557   $2,648,343
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1996          1995
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                            $ 40,973     $ 30,982
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           28,421       31,661
   Deferred income taxes and investment tax credits, net   (1,930)       2,763
   Allowance for funds used during construction              (216)      (5,208)
   Decrease (increase) in accounts receivable               9,866       14,738
   Decrease (increase) in fuel, materials, and supplies    (3,471)        (763)
   Decrease (increase) in prepaid and other current assets (1,486)       6,028
   Increase (decrease) in accounts payable                (19,949)     (11,943)
   Increase (decrease) in other current liabilities        28,681       15,830
   Other, net                                               3,647      (13,141)
                                                         --------     --------
      Net cash provided by operating activities          $ 84,536     $ 70,947
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance
     for funds used during construction                  $(23,676)    $(40,259)
                                                         --------     --------
      Net cash used in investing activities              $(23,676)    $(40,259)
                                                         --------     --------

Financing activities:
   Dividends paid on common stock                        $(61,274)
   Dividends paid on preferred stock                         (858)    $   (858)
   Changes in short-term debt                               9,525      (53,700)
   Long-term debt - issues                                 39,850       35,000
   Long-term debt - retirements                           (49,850)     (10,000)
                                                         --------     --------
      Net cash used in financing activities              $(62,607)    $(29,558)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $ (1,747)    $  1,130

Cash and cash equivalents at beginning of period            2,607          377
                                                         --------     --------
Cash and cash equivalents at end of period               $    860     $  1,507
                                                         ========     ========

Supplementary information:
   Interest paid less amounts capitalized                $ 13,774     $ 11,104
                                                         --------     --------
   Federal and state income taxes paid (refunded)        $  4,049     $ (4,771)
                                                         --------     --------

The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Power Companies
- -----------------------------------------------

     A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                                        Quarter Ended
                                          March 31,
                                      ----------------
                                             1996        1995
                                             ----        ----
                                              (In Thousands)

Operating revenue                             $155,115    $207,280
                                              ========    ========
Net income                                    $  7,388    $  8,318
                                              ========    ========
Company's equity in net income                $  1,344    $  1,400
                                              ========    ========

                                        March 31,                            December 31,
                                            1996                                            1995
                                            ----                                            ----
                                                           (In Thousands)
 Plant                                     $   432,726                                           $   443,967
 Other assets                           1,421,229                                             1,418,681
 Liabilities and debt                   (1,603,022)                                          (1,612,843)
                                               -----------                                  -----------
 Net assets                                    $   250,933                                  $   249,805
                                               ===========                                  ===========
 Company's equity in net assets                $    47,302                                  $    47,055
                                               ===========                                  ===========

     At March 31, 1996, $13 million of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.


Note B - Hazardous Waste
- ------------------------

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

- ------------------------

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

     Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. Where appropriate, the Company intends to seek recovery from its insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.


Note C - Millstone 3 Nuclear Generating Unit
- --------------------------------------------

     The Company is a 12 percent joint owner of the Millstone 3 nuclear generating unit, a 1,150 megawatt unit operated by subsidiaries of Northeast Utilities (NU). In March 1996, the unit was shut down as the result of an internal safety review. On April 4, 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3 to remain shut down pending safety verification. The order also requires that specific technical issues be resolved prior to restarting the unit. Based on preliminary estimates provided by NU, the Company expects to incur approximately $1 million in incremental operation and maintenance costs related to Millstone 3. Replacement purchased power costs of approximately $1.5 million per month are also being incurred

- --------------------------------------------

by the Company. The Company is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders. NU has stated that the work required to comply with the NRC requirements for Millstone 3 is expected to be completed by July 1996. However, it is uncertain when any of the Millstone units will be allowed to restart. The New England Power Pool (NEPOOL) has indicated that if the Millstone units do not return to service during the summer peak-load period, there could, under certain circumstances, be insufficient power supply available in New England to meet demand. NEPOOL members are taking steps to prepare to meet summer load contingencies.


Note D - Purchased Power Contract Dispute
- -----------------------------------------

     In October 1994, the Company was sued by Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones Capital that owns a 149 megawatt gas-fired power plant in Milford, Massachusetts. The Company purchases 56 percent of the power output of the facility under a long-term contract with MPLP. The suit alleged that the Company engaged in a scheme to cause MPLP and its power plant to fail and prevented MPLP from finding a long-term buyer for the remainder of the facility's output. MPLP sought compensatory damages in an unspecified amount, as well as treble damages. The Company had filed counterclaims and crossclaims against MPLP, Enron Corporation, and Jones Capital, seeking monetary damages and termination of the purchased power contract. On April 24, 1996, the Company and MPLP executed a settlement agreement under which each party agreed to the dismissal of the lawsuit and the counterclaims, the restructuring of their power and fuel purchase arrangements and the payment by MPLP to the Company of an undisclosed amount of money. MPLP will withdraw all allegations made by it against the Company, including claims that the Company deceived its regulators and violated federal criminal statutes. The settlement is contingent upon approval by the Federal Energy Regulatory Commission (FERC) of the restructured arrangements between MPLP and the Company, and a proposed sale of the MPLP partnership interests in the plant to subsidiaries of American National Power, Inc.

     MPLP also intervened in the Company's current rate filing before the FERC making similar allegations to those asserted in MPLP's lawsuit. In April 1996, an Administrative Law Judge from the FERC strongly rejected all claims by MPLP. The settlement referred to above also resolves this dispute before the FERC.

Note E - New Accounting Standard
- --------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if it again has a high probability of recovery. This standard did not have a material impact on the financial condition or results of operations, upon adoption. However, the impact in future periods may change as competitive factors and restructuring influence the electric utility industry.


Note F
- ------

     In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1995 Annual Report.

      Item 2. Management's Discussion and Analysis of Financial
      ---------------------------------------------------------
                 Condition and Results of Operations
                 -----------------------------------

     This section contains management's assessment of New England Power Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1995 Annual Report on Form 10-K.

Earnings
- --------
    Net income increased for the first quarter by approximately $10 million compared with the corresponding period in 1995. This increase is due to sales growth, decreased purchased power expense, reduced overhaul activity of wholly-owned generating units and lower depreciation and amortization expense. These increases were partially offset by increased affiliate generation and transmission costs incurred for the benefit of the Company, increased taxes, and decreased allowances for funds used during construction.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
    In states across the country, including Massachusetts, Rhode Island, and New Hampshire, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling").

Choice: New England
    In October 1995, the New England Electric System (NEES) companies announced a plan, Choice: New England, to allow all customers of electric utilities in Massachusetts, Rhode Island, and New Hampshire to choose their power supplier beginning in 1998. Under Choice: New England, the pricing of generation would be deregulated; however, transmission and distribution rates would remain regulated.
    Under Choice: New England, the Company's wholesale contracts with its affiliates would be terminated. In return, the plan proposes that the cost of the Company's past generation commitments be recovered through a wires access or transition charge to retail customers.
Those commitments, which are currently estimated at approximately $4 billion on a present value basis, primarily consist of (i) generating plant commitments, (ii) regulatory assets, (iii) purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants (otherwise referred to as "nuclear costs independent of operation"). Sunk costs associated with utility generating plants, such as past capital investments, and regulatory assets would be recovered over ten years, but at a return on equity of one percentage point over the interest rate on long-term "BBB" rated utility bonds. Purchased power contract costs and nuclear costs independent of operation would be recovered as incurred over the life of those obligations, a period expected to extend beyond ten years. Under Choice: New England, the access charge would be set at three cents per kWh for the first three years. Thereafter, the access charge would vary, but is expected to decline. The provisions of
Choice: New England, including the proposed access charge, are subject to state approval and Federal Energy Regulatory Commission (FERC) approval.
    Choice: New England was formally filed by Massachusetts Electric Company (Massachusetts Electric), one of the Company's retail affiliates, with the Massachusetts Department of Public Utilities
(MDPU) in February 1996. Three other utilities and the Massachusetts Division of Energy Resources (DOER) also filed plans with the MDPU in February 1996. The DOER's plan also calls for direct access for all customers beginning in 1998, with a pilot program beginning in 1997. The DOER plan, however, proposes that, in exchange for stranded cost recovery, utilities divest their generating assets, either through sale or spinoff.

    On May 1, 1996, the MDPU issued a set of proposed rules and regulations governing the implementation of retail choice. The proposed rules would allow all customers of Massachusetts investor-owned utilities to choose their electric supplier beginning in 1998 and would establish a price cap system for regulating the rates of distribution service that would continue to be provided by local utilities. The MDPU proposed rules affirm the principle of stranded cost recovery for utilities over ten years, but create uncertainties concerning the extent of actual stranded cost recovery. While the MDPU did not order mandatory divestiture of generating assets, it stated that it might provide utilities financial incentives to divest. Hearings on the proposed rules are scheduled for June and July. The MDPU has stated that it will issue final regulations in September 1996 and issue orders on the individual utility plans in 1997.
    The Narragansett Electric Company (Narragansett), a retail affiliate, filed Choice: New England with the Rhode Island Public
Utilities Commission (RIPUC) in April 1996.   The RIPUC has not yet
scheduled hearings on restructuring plans.

Other legislative and regulatory initiatives
    As described in the 1995 Annual Report on Form 10-K, legislation was proposed by the Speaker and Majority Leader of the House of Representatives of the Rhode Island Legislature that would allow electric customers in Rhode Island to choose their power supplier.

This legislation, which is similar to Choice: New England, is pending and is expected to be amended prior to final consideration by the House of Representatives. Final consideration is expected to be completed by the summer of 1996.
    In April 1996, the New Hampshire Legislature passed legislation requiring a restructuring of the electric utility industry. The legislation sets forth principles for restructuring which are modeled after the principles adopted in Massachusetts and Rhode Island. The legislation directs the New Hampshire Public Utilities Commission (NHPUC) to conduct a proceeding to establish criteria for restructuring plans to be filed by each utility in June 1997 and to establish an interim stranded cost recovery charge for each utility, pending a final determination of the appropriate level of stranded cost recovery in the context of a rate proceeding. The bill allows the NHPUC significant discretion in determining the appropriate level of stranded cost recovery and is expected to be signed by the Governor.
    In April 1996, the FERC issued Order No. 888 addressing open access transmission and indicated that those utilities that own transmission facilities will be required to file open access tariffs to make available transmission service to affiliates and nonaffiliates at fair non-discriminatory rates. Order No. 888 also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would consider proposals for stranded cost recovery under wholesale requirements contracts, such as the contracts between the Company and its retail affiliates.
    In response to the FERC Notice of Proposed Rulemaking issued in advance of Order No. 888 discussed above, the Company and NEES Transmission Services, Inc. (NEES Trans), a proposed new subsidiary of NEES, filed transmission tariffs in March 1996 at the FERC that, if accepted by the FERC, will become applicable for all wholesale transmission transactions, including those of the NEES retail distribution affiliates. Under the proposed tariffs and accompanying support agreements, NEES Trans will provide all wholesale transmission services involving the NEES companies' facilities under comparable, nondiscriminatory transmission rates. The existing NEES companies, including the Company, would turn operational control of their transmission facilities over to NEES Trans in exchange for support payments from NEES Trans for these facilities. The Company may, at a later date, transfer its transmission assets to NEES Trans. The net book value of the Company's transmission system is approximately $340 million. The Company is requesting that its filing become effective by June 1, 1996 or upon approval by the Securities and Exchange Commission, for the establishment of this new company. The filing will be amended to conform to Order No. 888. If approved as filed, the implementation of the tariffs would not have a significant impact on the Company's revenues.
Risk factors
    The major risk factors affecting recovery of at-risk assets are:
(i) regulatory and legal decisions, (ii) the market price of power, and (iii) the amount of market share retained by the Company. First, there can be no assurance that a final restructuring plan ordered by regulatory bodies, or the courts, or through legislation will include an access charge that would fully recover stranded costs and include a fair return on those costs as they are being recovered. If laws are enacted or regulatory decisions are made that do not offer an opportunity to recover stranded costs, the Company believes it has strong legal arguments to challenge such laws or decisions. Such a challenge would be based, in part, on the assertion that subjecting utility generating assets to competition without compensation for stranded costs, while requiring utilities to open access to their wires at historic cost-based rates, would constitute an unconstitutional taking of property without just compensation.
Second, the access charge proposed under Choice: New England recovers only sunk costs, such as plant expenditures and contractual commitments. Because of a regional surplus of electric generation capacity, current wholesale power prices in the short-term market are based on the short-run fuel costs of generating units. Such wholesale prices are not currently providing a significant contribution toward other marginal costs, such as operation and maintenance expenses. The Company expects this situation to continue in a retail market. Third, revenues will also be affected by the Company's ability to retain existing customers and attract new customers in a competitive environment. As a result of the pressure on market prices and market share, it is likely that, even if Choice: New England is implemented, the generating business will experience revenue losses and increased revenue volatility for an indeterminate period, which will limit its ability to contribute to consolidated earnings and dividend growth during that period.
    Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of regulatory, legislative, or utility initiatives, such as the proposed Rhode Island legislation, the proposed rules in Massachusetts, or Choice: New England, could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At December 31, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $300 million. In addition, the Company's affiliate, New England Energy Incorporated (NEEI), has a regulatory asset of approximately $200 million, which is recoverable in its entirety from the Company. In addition to the potential write-down of regulatory assets, write-downs of plant assets could be required if competitive or regulatory change should cause a substantial revenue loss, or lead to the permanent shutdown or sale of any generating facilities.

Millstone 3 Nuclear Generating Unit
- -----------------------------------
    The Company is a 12 percent joint owner of the Millstone 3 nuclear generating unit, a 1,150 megawatt unit operated by subsidiaries of Northeast Utilities (NU). In March 1996, the unit was shut down as the result of an internal safety review. On April 4, 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3 to remain shut down pending safety verification. The order also requires that specific technical issues be resolved prior to restarting the unit. Based on preliminary estimates provided by NU, the Company expects to incur approximately $3 million in incremental operation and maintenance costs related to Millstone 3. Replacement purchased power costs of approximately $1.5 million per month are also being incurred by the Company. The Company is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders. NU has stated that the work required to comply with the NRC requirements for Millstone 3 is expected to be completed by July 1996.

However, it is uncertain when any of the Millstone units will be allowed to restart. The New England Power Pool (NEPOOL) has indicated that if the Millstone units do not return to service during the summer peak-load period, there could, under certain circumstances, be insufficient power supply available in New England to meet demand. NEPOOL members are taking steps to prepare to meet summer load contingencies.

Operating Revenue
- -----------------
    The following table summarizes the changes in operating revenue:

              Increase (Decrease) in Operating Revenue
                                        First Quarter
                                        -------------
                                        1996 vs 1995
                                        -------------
                                        (In Millions)
Sales increase                                        $ 2

Fuel recovery                                          10

Narragansett integrated
 facilities credit                                     (2)

Other                                                  (1)
                                                      ---
                                                      $ 9
                                                      ===

    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.
    The entire output of Narragansett's generating capacity is made available to the Company. Narragansett receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs. The increased credits in 1996 relate to costs associated with the dismantlement of a previously retired South Street generating facility and with Narragansett's portion of the repowered Manchester Street generating station that went into service in the second half of 1995.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses:

           Increase (Decrease) in Operating Expenses
                                                First Quarter
                                                -------------                 1996 vs 1995
                                                -------------
                                                (In Millions)
Fuel costs                                              $ 12

Purchased energy excluding fuel                          (12)

Operation and maintenance                                (11)

Depreciation and amortization:

 Seabrook 1 and Oil Conservation
   Adjustment (OCA) amortization                          (7)

 Manchester Street Station depreciation                    4

Taxes                                                      8
                                                        ----
                                                        $ (6)
                                                        ====

   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. The increase in fuel costs in the first quarter of 1996 reflects increased kWh sales and additional fixed pipeline demand charges. In accordance with a 1992 rate agreement, 50 percent of most of the Company's fixed pipeline demand charges in prior years were deferred pending completion of the Manchester Street Station repowering project. The project was completed in the second half of 1995 and, accordingly, no further amounts are being deferred. The previously deferred amounts are currently being amortized over 25 years.
   Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The decrease in purchased energy excluding fuel for the first quarter of 1996 is principally due to first quarter 1995 overhauls and refueling shutdowns of three partially-owned nuclear power units. Two of these units are scheduled for refueling shutdowns in the second half of 1996. Under the existing terms of certain purchased power contracts with other utilities, the Company is reducing its power purchases in 1996, which will result in a $19 million reduction in purchased power expenses.
   The decrease in operation and maintenance costs primarily reflects overhauls at wholly-owned generating units in the first quarter of 1995, partially offset by general increases in costs in other areas.

   The decrease in Seabrook 1 and OCA amortization reflects the completion in mid-1995 of the recovery of a portion of Seabrook 1 costs and certain coal conversion costs. These decreases were partially offset by the depreciation of the Manchester Street Station.
   The change in taxes for the first quarter of 1996 is primarily due to the change in income for those periods and partially due to increased property taxes, including taxes on the Manchester Street Station.

Allowance For Funds Used During Construction (AFDC)
- --------------------------------------------------
   AFDC decreased for the first quarter of 1996 due to decreased construction work in progress associated with the Manchester Street Station repowering project. The accrual of AFDC ended for this project when the units began commercial operation in the second half of 1995.

Utility Plant Expenditures and Financing
- ----------------------------------------

   Cash expenditures for utility plant totaled $24 million for the first three months of 1996, including $9 million related to the Manchester Street Station repowering project. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends and short-term debt issuances. In the first quarter of 1996, the Company refinanced $40 million of variable rate mortgage bonds.
   At March 31, 1996, the Company had $135 million of short-term debt outstanding, including $122 million of commercial paper borrowings and $13 million of borrowings from affiliates. At March 31, 1996, the Company had lines of credit and bond purchase facilities with banks totaling $510 million which are available to provide liquidity support for commercial paper borrowings and for $372 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at March 31, 1996. For the twelve-month period ending March 31, 1996, the ratio of earnings to fixed charges was 5.24.

                  PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

   Information concerning a settlement agreement regarding a lawsuit filed against the Company by Milford Power Limited Partnership on October 28, 1994, and intervention into a Company rate filing, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

   Information concerning restructuring dockets before state and federal regulatory agencies, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

   The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-48257, 33-48897, and 33-49193:

   12   Statement re computation of ratios

   The Company is filing Financial Data Schedules.

   The Company filed reports on Form 8-K dated February 1, 1996, and February 16, 1996, both containing Item 5, Other Events.

                           SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY


                                s/Michael E. Jesanis


                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date: May 10, 1996