Form 10-Q
period 1996-06-30
NEW ENGLAND POWER CO
filed 1996-08-14
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at June 30, 1996.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
- ----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1996      1995      1996       1995
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $375,001  $378,177   $775,461  $769,295
                                          --------  --------  --------   --------

Operating expenses:
  Fuel for generation                       74,764    70,234   154,990    130,830
  Purchased electric energy                124,755   140,208   250,289    285,549
  Other operation                           53,263    53,335   103,287    103,491
  Maintenance                               23,365    23,476    42,972     53,905
  Depreciation and amortization             26,510    27,262    53,030     57,195
  Taxes, other than income taxes            16,228    14,083    33,949     29,385
  Income taxes                              16,488    16,125    42,039     35,397
                                          --------  --------  --------   --------
       Total operating expenses            335,373   344,723   680,556    695,752
                                          --------  --------  --------   --------
       Operating income                     39,628    33,454    94,905     73,543

Other income:
  Allowance for equity funds used during
   construction                                        2,552                4,953
  Equity in income of nuclear power companies1,474     1,491     2,818      2,891
  Other income (expense), net                  404     1,263    (1,592)    (1,099)
                                          --------  --------  --------   --------
       Operating and other income           41,506    38,760    96,131     80,288
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                11,104    11,764    22,809     23,002
  Other interest                             3,680     2,255     5,848      4,370
  Allowance for borrowed funds used during
   construction - credit                       (46)   (2,948)     (267)    (5,755)
                                          --------  --------  --------   --------
       Total interest                       14,738    11,071    28,390     21,617
                                          --------  --------  --------   --------

       Net income                         $ 26,768  $ 27,689  $ 67,741   $ 58,671
                                          ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $396,399  $372,250  $385,309   $372,763
Net income                                  26,768    27,689    67,741     58,671
Dividends declared on cumulative
  preferred stock                             (678)     (859)   (1,536)    (1,717)
Dividends declared on common stock         (35,797)  (30,637)  (64,822)   (61,274)
Premium on redemption of preferred stock      (450)               (450)
                                          --------  --------  --------   --------
Retained earnings at end of period        $386,242  $368,443  $386,242   $368,443
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                        NEW ENGLAND POWER COMPANY
                          Statements of Income
                       Twelve Months Ended June 30
                               (Unaudited)
                                                         1996                    1995
                                                         ----                    ----
                                                                  (In Thousands)
Operating revenue, principally from affiliates       $1,576,705   $1,553,990
                                                                            ----------          ----------
Operating expenses:
    Fuel for generation                                 304,009      253,868
    Purchased electric energy                           512,666      559,375
    Other operation                                     211,668      208,358
    Maintenance                                          82,021      115,170
    Depreciation and amortization                        98,593      126,267
    Taxes, other than income taxes                       63,280       54,398
    Income taxes                                         97,693       81,555
                                                                            ----------          ----------
                                                                     Total operating expenses    1,369,930           1,398,991
                                                                            ----------          ----------
                                                                     Operating income              206,775             154,999

Other income:
    Allowance for equity funds used during
     construction                                         2,793       10,033
    Equity in income of nuclear power companies           5,648        4,976
    Other income (expense), net                          (2,103)       1,578
                                                                            ----------          ----------
                                                                     Operating and other income    213,113             171,586
                                                                            ----------          ----------
Interest:
    Interest on long-term debt                           46,604       43,222
    Other interest                                       12,003        5,292
    Allowance for borrowed funds used during
     construction - credit                               (5,991)      (9,601)
                                                                            ----------          ----------
                                                                     Total interest                 52,616              38,913
                                                                            ----------          ----------

                                                                     Net income                 $  160,497          $  132,673
                                                                            ==========          ==========


                     Statements of Retained Earnings

Retained earnings at beginning of period             $  368,443   $  374,651
Net income                                              160,497      132,673
Dividends declared on cumulative preferred stock         (3,252)      (3,433)
Dividends declared on common stock                     (138,996)    (135,448)
Premium on redemption of preferred stock                   (450)
                                                                            ----------          ----------
Retained earnings at end of period                   $  386,242   $  368,443
                                                                            ==========          ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      June 30,    December 31,
                                  ASSETS               1996           1995
                                  ------               ----           ----
                                                             (In Thousands)
Utility plant, at original cost                        $2,956,660   $2,941,469
 Less accumulated provisions for depreciation
   and amortization                                     1,080,834    1,047,982
                                                       ----------   ----------
                                                        1,875,826    1,893,487
Net investment in Seabrook 1 under rate settlement          7,605       15,210
Construction work in progress                              59,028       41,566
                                                       ----------   ----------
      Net utility plant                                 1,942,459    1,950,263
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        47,524       47,055
 Non-utility property and other investments                26,746       26,627
                                                       ----------   ----------
      Total investments                                    74,270       73,682
                                                       ----------   ----------
Current assets:
 Cash                                                         251        2,607
 Accounts receivable:
   Affiliated companies                                   206,656      204,314
   Accrued NEEI revenues                                   32,434       43,731
   Others                                                  21,794       17,821
 Fuel, materials, and supplies, at average cost            63,742       54,664
 Prepaid and other current assets                          28,566       27,986
                                                       ----------   ----------
      Total current assets                                353,443      351,123
                                                       ----------   ----------
Deferred charges and other assets                         250,919      273,275
                                                       ----------   ----------
                                                       $2,621,091   $2,648,343
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares         $  128,998   $  128,998
 Premiums on capital stocks                                86,820       86,829
 Other paid-in capital                                    288,000      288,000
 Retained earnings                                        386,242      385,309
                                                       ----------   ----------
      Total common equity                                 890,060      889,136
 Cumulative preferred stock, par value $100 per share      45,516       60,516
 Long-term debt                                           735,900      735,440
                                                       ----------   ----------
      Total capitalization                              1,671,476    1,685,092
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                                         10,000
 Short-term debt (including $6,950,000 and $1,025,000
   to affiliates)                                         145,775      125,150
 Accounts payable (including $34,672,000 and $50,760,000
   to affiliates)                                         141,505      163,791
 Accrued liabilities:
   Taxes                                                    7,149        3,447
   Interest                                                10,088       10,482
   Other accrued expenses                                  11,339       10,834
 Dividends payable                                         35,797       32,249
                                                       ----------   ----------
      Total current liabilities                           351,653      355,953
                                                       ----------   ----------
Deferred federal and state income taxes                   387,917      390,197
Unamortized investment tax credits                         56,497       57,509
Other reserves and deferred credits                       153,548      159,592
                                                       ----------   ----------
                                                       $2,621,091   $2,648,343
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                         1996          1995
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 67,741     $ 58,671
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           55,760       59,929
   Deferred income taxes and
     investment tax credits, net                           (2,388)      11,990
   Allowance for funds used during construction              (267)     (10,708)
   Decrease (increase) in accounts receivable               4,982       14,699
   Decrease (increase) in fuel, materials, and supplies    (9,078)     (12,298)
   Decrease (increase) in prepaid and other current assets   (580)       2,727
   Increase (decrease) in accounts payable                (22,286)     (40,968)
   Increase (decrease) in other current liabilities         3,813       (2,539)
   Other, net                                              10,349      (23,487)
                                                         --------     --------
      Net cash provided by operating activities          $108,046     $ 58,016
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(42,767)              $(95,251)
                                                         --------     --------
      Net cash used in investing activities              $(42,767)              $(95,251)
                                                         --------     --------

Financing Activities:
   Dividends paid on common stock                        $(61,274)    $(30,637)
   Dividends paid on preferred stock                       (1,536)      (1,717)
   Changes in short-term debt                              20,625       20,305
   Long-term debt - issues                                 39,850       60,000
   Long-term debt - retirements                           (49,850)     (10,000)
   Redemption of preferred stock                          (15,000)
   Premium on redemption of preferred stock                  (450)
      --------                                           --------

      Net cash provided by (used in) financing activities$(67,635)    $ 37,951
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $ (2,356)    $    716

Cash and cash equivalents at beginning of period            2,607          377
                                                         --------     --------
Cash and cash equivalents at end of period               $    251     $  1,093
                                                         ========     ========

Supplementary Information:
   Interest paid less amounts capitalized                $ 26,844     $ 19,974
                                                         --------     --------
   Federal and state income taxes paid                   $ 48,448     $ 19,158
                                                         --------    ---------

The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Units
- -------------------------------------

     A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                             Quarters Ended                     Six Months Ended
                                                June 30,
                             ----------------------------------------
                                  1996  1995                   1996 1995
                                  ----  ----                   ---- ----
                                        (In Thousands)
      Operating revenue            $163,406   $165,533   $318,521  $372,813
                                   ========   ========   ========  ========
      Net income                   $  7,884   $  7,966   $ 15,272  $ 16,284
                                   ========   ========   ========  ========
      Company's equity in
       net income                  $  1,474   $  1,491   $  2,818  $  2,891
                                   ========   ========   ========  ========

                                            June 30,       December 31,
                                             1996                  1995
                                             ----                  ----
                                                         (In Thousands)

      Net plant                                 $   434,342                  $   443,967
      Other assets                               1,420,702                     1,418,681
      Liabilities and debt                 (1,603,449)                        (1,612,843)
                                               -----------                   -----------
      Net assets                               $   251,595                   $   249,805
                                               ===========                   ===========
      Company's equity in net assets           $    47,524                   $    47,055
                                               ===========                   ===========

   At June 30, 1996, $13,581,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.


Millstone 3 and Connecticut Yankee

   The Company is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3), a 1,150 megawatt (MW) unit and has a 15 percent ownership interest in Connecticut Yankee Atomic Power Company (Connecticut Yankee) which owns a 580 MW nuclear generating plant. Both plants are operated by subsidiaries of Northeast Utilities (NU). In March 1996, the Millstone 3 unit was shut down as the result of an internal safety review. On April 4, 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3 to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's

- -------------------------------------

operating license. The Company is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

   On June 28, 1996, the NRC notified NU that the Millstone units had been reclassified from Category 2 facilities to Category 3 facilities on the NRC "watch list". The NRC deems Category 3 plants as having significant weaknesses that require them to remain shut down until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. A Category 3 designation also requires a vote of the NRC
Commissioners to restart the units. On August 6, 1996, the NRC Chairman described problems at the Millstone units as pervasive and indicated that a culture change is required. The NRC Chairman has also announced that independent verification of corrective actions taken at the units will be required prior to restart. It is uncertain when Millstone 3 will be allowed by the NRC to restart, although the Company believes that delays well beyond the end of 1996 are likely.

   Based on an estimate provided by NU, the Company accrued approximately $3 million in the second quarter of 1996 for its portion of the future incremental operation and maintenance costs related to corrective actions at the Millstone 3 unit. These costs were charged to other operation and maintenance expense.
Additional costs may be incurred beyond those already recognized. The Company has been, and expects to continue until the unit is returned to service, incurring approximately $1.5 million per month in replacement power costs, which it has been recovering through its fuel clause.

   The Connecticut Yankee station was shut down on July 22, 1996 after a potential problem with the cooling systems was identified. On July 31, 1996, the NRC identified in an inspection report several additional issues which must be resolved prior to restart. The report addressed numerous programmatic weaknesses, significant deficiencies and errors, as well as issues similar to some identified at the Millstone 1 unit. As a result, Connecticut Yankee began a scheduled refueling outage early. On August 9, 1996, the NRC wrote to NU concerning recently identified safety concerns that raise questions regarding the continued operation of Connecticut Yankee. The NRC letter requires NU to resubmit under oath its basis for continued operation of the unit. The Company cannot predict when restart of Connecticut Yankee will occur.

- -------------------------------------

Maine Yankee

   The Company has a 20 percent ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. The Maine Yankee station shut down on July 20, 1996 after identifying a potential problem with the cooling system. The station is in the process of returning to service. Maine Yankee is also subject to an NRC independent safety assessment
(ISA) that began in June 1996. The ISA will be extensive and results are not expected until the Fall of 1996. Other nonaffiliated facilities which have been the subject of similar assessments have incurred substantial additional capital and operating expenditures. Prior to the shutdown, Maine Yankee had been operating at only 90 percent power. Upon its return to service, Maine Yankee will continue operating at 90 percent power until the NRC authorizes operation at a higher level.

   The New England Power Pool (NEPOOL) has indicated that with several nuclear units in New England not in service, there could be insufficient power supply available in New England to meet demand during the remainder of the summer peak-load period. NEPOOL members have taken steps to mitigate the load situation.

   In general, it is unknown what the total ultimate impact of the increased NRC scrutiny on the nuclear plants mentioned above will have on the Company's operations and costs.


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

- ------------------------

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


Note C - Purchased Power Contract Disputes
- ------------------------------------------

   As previously reported, in October 1994 the Company was sued by, and later filed counterclaims against, Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones Capital that owned a 149 MW gas-fired power plant in Milford, Massachusetts. The Company purchased 56 percent of the power output of the facility under a long-term contract with MPLP. On April 24, 1996, the Company and MPLP executed a settlement agreement under which each party agreed to the dismissal of the lawsuit and the counterclaims, the restructuring of their power and fuel purchase arrangements, and the payment by MPLP to the Company in the third quarter of 1996 of an undisclosed amount of money. MPLP withdrew all allegations it made against the Company, including claims that the Company deceived its regulators and violated federal criminal statutes. The settlement has been approved by the Federal Energy Regulatory Commission. On August 1, 1996, MPLP sold its partnership interest in the plant to subsidiaries of American National Power, Inc.

   On July 11, 1996, various New England utilities that are members of NEPOOL, including the Company, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. The dispute concerns the components of a pricing formula.

Note C - Purchased Power Contract Disputes
- ------------------------------------------

   Based on the Company's interpretation of Hydro-Quebec's claims, the Company's share of additional billings owed to Hydro-Quebec would be approximately $3.5 million on a retroactive basis and an estimated $3.8 million per year on a prospective basis through 2001. An arbitrator has not yet been appointed.


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

Earnings
- --------
    Net income decreased for the second quarter of 1996 by approximately $1 million from the corresponding period in 1995, however, net income increased for the first six months of 1996 by approximately $9 million. The decrease in the second quarter was due to a number of factors, all relating to the completion in the second half of 1995 of the Manchester Street Station repowering project. These factors include decreased allowance for funds used during construction (AFDC), increased property taxes and increased depreciation. These declines in second quarter income were partially offset by decreased purchased power expense and the completion in mid-1995 of the amortization of a portion of Seabrook 1 costs and certain coal conversion costs. During the six-month period, the Company also experienced a decrease in maintenance expense as a result of overhauls at generating units in 1995.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
    In states across the country, including Massachusetts and New Hampshire, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). In Rhode Island, such a proposal has been enacted into law.

Rhode Island legislation
    On August 7, 1996, the Governor of Rhode Island signed into law legislation that will restructure the electric utility industry in Rhode Island. Rhode Island is the first state to pass comprehensive legislation providing retail customers with access to alternative suppliers and providing utilities with recovery of their stranded investments. The New England Electric System (NEES) companies supported this legislation which affects the Company and

The Narragansett Electric Company (Narragansett) a retail affiliate.
    The legislation will allow all customers of electric utilities to choose their power supplier under a phased-in approach, while transmission and distribution rates will remain regulated. This phase-in will begin on July 1, 1997 for customers representing approximately 10 percent of Narragansett's load, followed by another 10 percent on January 1, 1998, and the balance of customers on July 1, 1998.
    Under the new law, the Company's wholesale contract with Narragansett will be terminated. In return, the cost of the Company's past generation commitments to serve Narragansett's customers will be recovered through a transition access charge on retail distribution rates. Those commitments, which are currently estimated at approximately $4 billion on a present value basis in total for the Company (of which Narragansett's share is approximately $1 billion), consist of (i) generating plant commitments, (ii) regulatory assets, (iii) the above market component of purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants. The aggregate amount of the transition access charge will be reduced by the fair market value of the utilities' non-nuclear generating assets. The value of such generating assets will be determined by leasing, selling, spinning off, or otherwise disposing of at least a 15 percent interest in such generating facilities. Certain of these valuation methods would require transfer of such generating assets from the Company to an affiliated or unaffiliated entity.

    Sunk costs associated with generating plants and regulatory assets will be recovered over a period of 12 years, with an initial return on equity of one percentage point over the interest rate on long-term "BBB" rated utility bonds. Once the transition access charge is adjusted to reflect the market valuation of the non-nuclear generating plants, the return on equity will be retroactively increased to 11 percent. Purchased power contracts and nuclear decommissioning costs will be recovered as incurred over the life of those obligations, a period expected to extend
beyond 12 years.   The initial transition access charge will be set
at 2.8 cents per kilowatt-hour (kWh) through December 31, 2000, and is expected to decline thereafter. Implementation of various aspects of the Rhode Island legislation is subject to Rhode Island Public Utilities Commission and Federal Energy Regulatory Commission (FERC) approval.

Massachusetts and New Hampshire proceedings
    In February 1996, Massachusetts Electric Company filed with the Massachusetts Department of Public Utilities a plan for retail choice similar to the Rhode Island legislation described above. Three other utilities and the Massachusetts Division of Energy Resources (DOER) also filed plans with the MDPU in February 1996. The DOER's plan calls for direct access for all customers beginning in 1998, with a pilot program beginning in 1997. The DOER's plan, however, proposes that, in exchange for stranded cost recovery, utilities divest their generating assets, either through sale or spinoff.

    On May 1, 1996, the MDPU issued a set of proposed rules and regulations governing the implementation of retail choice. The proposed rules would allow all customers of Massachusetts investor-owned utilities to choose their electricity supplier beginning in 1998. The MDPU-proposed rules affirm the principle of stranded cost recovery for utilities over ten years, but create uncertainties concerning the extent of actual stranded cost recovery. While the MDPU did not order mandatory divestiture of generating assets, it stated that it might provide utilities financial incentives to divest. Hearings on the proposed rules were completed in July 1996. The MDPU has stated that it will issue final regulations by year-end 1996 and issue orders on the individual utility plans in 1997.
    The New Hampshire Public Utilities Commission is expected to issue a preliminary restructuring plan for the electric utility industry in New Hampshire in August 1996.

FERC order
    In April 1996, the FERC issued Order No. 888 addressing open access transmission and required those utilities that own transmission facilities to file open access tariffs to make available transmission service to affiliates and nonaffiliates at fair non-discriminatory rates. Order No. 888 also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would permit stranded cost recovery under wholesale requirements contracts, such as the contracts between the Company and its retail affiliates.
    In response to the FERC Notice of Proposed Rulemaking issued in advance of Order No. 888 discussed above, the Company and NEES Transmission Services, Inc. (NEES Trans), a proposed new subsidiary of NEES, filed transmission tariffs in March 1996 at the FERC. On July 9, 1996, the Company, on behalf of the NEES companies, filed a transmission tariff with the FERC that conforms with the requirements of Order No. 888. This tariff became effective immediately upon filing, subject to refund, and supersedes the NEES Trans tariff that was previously filed in March 1996. If approved as filed, the implementation of the tariff would not have a significant impact on the Company's revenues.

Risk factors
    The major risk factors affecting recovery of at-risk assets are: (i) regulatory and legal decisions, (ii) the market price of power, and (iii) the amount of market share retained by the Company. First, there can be no assurance that a final restructuring plan ordered by regulatory bodies, or the courts, or through legislation will include an access charge that would fully recover stranded costs and include a fair return on those costs as they are being recovered. If laws are enacted or regulatory decisions are made that do not offer an opportunity to recover stranded costs, the Company believes it has strong legal arguments to challenge such laws or decisions. Such a challenge would be based, in part, on the assertion that subjecting utility generating assets to competition without compensation for stranded costs, while requiring utilities to open access to their wires at historic cost-based rates, would constitute an unconstitutional taking of property without just compensation. Second, the access charge included in the Rhode Island legislation, as well as the one proposed by the NEES companies in Massachusetts and New Hampshire, recovers only the above market components of sunk costs, such as plant expenditures and contractual commitments. Because of a regional surplus of electric generation capacity, current wholesale power prices in the short-term market are based on the short-run fuel costs of generating units. Such wholesale prices are not currently providing a significant contribution toward other marginal costs, such as operation and maintenance expenses. The Company expects this situation to continue in a retail market. Third, revenues will also be affected by the Company's ability to retain existing customers and attract new customers in a competitive environment. Pilot programs underway in New Hampshire and Massachusetts have been highly competitive, with many competitors and very low power prices being offered to participants. As a result of the pressure on market prices and market share, it is likely that, even with a fully compensatory transition access charge, the generating business will experience revenue losses and increased revenue volatility for an indeterminate period, which will limit its ability to contribute to consolidated earnings and dividend growth during that period.

    Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of regulatory, legislative, or utility initiatives, could, in the near future, cause all or a portion of the Company's operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At December 31, 1995, the Company had pre-tax regulatory assets (net of regulatory liabilities) of approximately $300 million. In addition, the Company's affiliate, New England Energy Incorporated, has a regulatory asset of approximately $200 million, which is recoverable in its entirety from the Company. In addition to the potential write-down of regulatory assets, write-downs of plant assets could be required if competitive or regulatory change should cause a substantial revenue loss, or lead to the permanent shutdown or sale of any generating facilities.

    This "Competitive Conditions" section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Risk factors", lists some of the reasons why results could differ materially from those projected.

Investments in Nuclear Units
- ----------------------------
Millstone 3 and Connecticut Yankee
    The Company is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3), a 1,150 megawatt (MW) unit and has a 15 percent ownership interest in Connecticut Yankee
Atomic Power Company (Connecticut Yankee) which owns a 580 MW nuclear generating plant. Both plants are operated by subsidiaries of Northeast Utilities (NU). In March 1996, the Millstone 3 unit was shut down as the result of an internal safety review. On April 4, 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone
3 to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. The Company is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.
    On June 28, 1996, the NRC notified NU that the Millstone units had been reclassified from Category 2 facilities to Category 3 facilities on the NRC "watch list". The NRC deems Category 3 plants as having significant weaknesses that require them to remain shut down until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. A Category 3 designation also requires a vote of the NRC
Commissioners to restart the units. On August 6, 1996, the NRC Chairman described problems at the Millstone units as pervasive and indicated that a culture change is required. The NRC Chairman has also announced that independent verification of corrective actions taken at the units will be required prior to restart. It is uncertain when Millstone 3 will be allowed by the NRC to restart, although the Company believes that delays well beyond the end of 1996 are likely.
    Based on an estimate provided by NU, the Company accrued approximately $3 million in the second quarter of 1996 for its portion of the future incremental operation and maintenance costs related to corrective actions at the Millstone 3 unit. These costs were charged to other operation and maintenance expense.
Additional costs may be incurred beyond those already recognized. The Company has been, and expects to continue until the unit is returned to service, incurring approximately $1.5 million per month in replacement power costs, which it has been recovering through its fuel clause.
    The Connecticut Yankee station was shut down on July 22, 1996 after a potential problem with the cooling systems was identified. On July 31, 1996, the NRC identified in an inspection report several additional issues which must be resolved prior to restart. The report addressed numerous programmatic weaknesses, significant deficiencies and errors, as well as issues similar to some identified at the Millstone 1 unit. As a result, Connecticut

Yankee began a scheduled refueling outage early. On August 9, 1996, the NRC wrote to NU concerning recently identified safety concerns that raise questions regarding the continued operation of Connecticut Yankee. The NRC letter requires NU to resubmit under oath its basis for continued operation of the unit. The Company cannot predict when restart of Connecticut Yankee will occur.

Maine Yankee
    The Company has a 20 percent ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. The Maine Yankee station shut down on July 20, 1996 after identifying a potential problem with the cooling system. The station is in the process of returning to service. Maine Yankee is also subject to an NRC independent safety assessment
(ISA) that began in June 1996. The ISA will be extensive and results are not expected until the Fall of 1996. Other nonaffiliated facilities which have been the subject of similar assessments have incurred substantial additional capital and operating expenditures. Prior to the shutdown, Maine Yankee had been operating at only 90 percent power. Upon its return to service, Maine Yankee will continue operating at 90 percent power until the NRC authorizes operation at a higher level.
    The New England Power Pool (NEPOOL) has indicated that with several nuclear units in New England not in service, there could be insufficient power supply available in New England to meet demand during the remainder of the summer peak-load period. NEPOOL members have taken steps to mitigate the load situation.

    In general, it is unknown what the total ultimate impact of the increased NRC scrutiny on the nuclear plants mentioned above will have on the Company's operations and costs.

Operating Revenue
- -----------------
    The following table summarizes the changes in operating
revenue:
             Increase (Decrease) in Operating Revenue
                                   Second Quarter    Six Months
                                   --------------   ------------
                                    1996 vs 1995    1996 vs 1995
                                   --------------   ------------
                                           (In Millions)

Sales increase                                   $(1)              $ -

Fuel recovery                                      -                11

Narragansett integrated
 facilities credit                                (2)               (5)
                                                 ---               ---
                                                 $(3)              $ 6
                                                 ===               ===

    For a discussion of fuel recovery see the fuel costs discussion in the "Operating Expenses" section.
    The entire output of Narragansett's generating capacity is made available to the Company. Narragansett receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs. The increased credits in 1996 relate to costs associated with the dismantlement of a previously retired South Street generating facility and with Narragansett's portion of the repowered Manchester Street generating station that entered commercial operation in the second half of 1995.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating
expenses:
           Increase (Decrease) in Operating Expenses
                                   Second Quarter  Six Months
                                   --------------  ------------
                                    1996 vs 1995   1996 vs 1995
                                   --------------  ------------
                                          (In Millions)

Fuel costs                                         $  3           $ 14

Purchased energy, excluding fuel                    (14)           (25)

Operation and maintenance                             -            (11)

Depreciation and amortization:

 Seabrook 1 and Oil Conservation
  Adjustment (OCA) amortization                      (5)           (12)

 Depreciation, including Manchester
   Street                                             4              8

Taxes, other than income taxes                        3              4

Income taxes                                          -              7
                                                   ----           ----
                                                   $ (9)          $(15)
                                                   ====           ====

   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. The increase in fuel costs in the second quarter and first six months of 1996 reflects increased kWh sales and additional fixed pipeline demand charges. These increases were partially offset by reduced purchases of power from nonaffiliates reflecting increased hydro generation and increased generation from affiliated nuclear power suppliers. In accordance with a 1992 rate agreement, approximately 50 percent of the Company's fixed pipeline demand charges in prior years were deferred pending completion of the
Manchester Street Station repowering project.   The remainder of
the fixed pipeline demand charges were passed through the Company's fuel clause. The project was completed in the second half of 1995 and, accordingly, no further amounts have been deferred. The deferred amounts are currently being amortized over 25 years.
   Purchased energy, excluding fuel represents the remainder of purchased electric energy costs. The decrease in purchased energy, excluding fuel, is principally due to 1995 overhauls and refueling shutdowns at Maine Yankee and two other partially-owned nuclear power units, as well as reduced purchases of capacity from other suppliers. Purchased power costs in 1995 also included the Company's portion of incremental costs to repair steam generator tubes at Maine Yankee. Two of these nuclear units, Connecticut Yankee, which is currently shutdown, and Vermont Yankee, are scheduled for refueling shutdowns in the second half of 1996. See "Investments in Nuclear Units" section.
   The decrease in operation and maintenance costs for the first six months of 1996 reflects overhauls at wholly-owned generating units during the first six months of 1995.
   The decrease in Seabrook 1 and OCA amortization reflects the completion in mid-1995 of the amortization of a portion of Seabrook 1 costs and certain coal conversion costs. These decreases were partially offset by the depreciation of the Manchester Street Station.
   The change in taxes, other than income taxes is due to increased property taxes, including taxes on the Manchester Street Station.

Allowance For Funds Used During Construction
- --------------------------------------------
   AFDC decreased for the second quarter and first six months of 1996 due to the completion of the Manchester Street Station repowering project in 1995.

Utility Plant Expenditures and Financing
- ----------------------------------------

   Cash expenditures for utility plant totaled $43 million for the first six months of 1996. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends. In the first six months of 1996, the Company refinanced $40 million of variable rate mortgage bonds.
   Citing the passage of the restructuring legislation in Rhode Island, Moody's Investor Services lowered the credit rating of the Company from A1 to A2 for senior secured debt. Standard & Poor's downgraded the Company's senior secured debt credit rating from A+ to A for similar reasons. Duff & Phelps Credit Rating Company had already downgraded the senior secured debt of the Company from AA- to A+ in March 1996 in anticipation of increasing competitive forces in the Northeast.

   In the second quarter of 1996, the Company redeemed all of its 7.24 percent series of cumulative preferred stock. A premium of $450,000 in connection with this redemption was charged to retained earnings in the second quarter.
   At June 30, 1996, the Company had $146 million of short-term debt outstanding, including $139 million of commercial paper borrowings and $7 million of borrowings from affiliates. At June 30, 1996, the Company had lines of credit and standby bond purchase facilities with banks totaling $540 million which are available to provide liquidity support for commercial paper borrowings and for $372 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at June 30, 1996. For the twelve-month period ending June 30, 1996, the ratio of earnings to fixed charges was 5.17.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

     Information concerning a settlement agreement regarding a lawsuit filed against the Company by Milford Power Limited
Partnership on October 28, 1994, discussed in this report in Note
C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

     Information concerning arbitration of a dispute regarding the Company's purchased power contract with Hydro-Quebec discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

     Information concerning restructuring dockets before state and federal regulatory agencies, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

     On April 17, 1996, the Annual Meeting of Shareholders was held.

     By unanimous vote of the 6,449,896 shares having general voting rights represented at this meeting:

     The number of directors for the ensuing year was fixed at five.

     The following were elected as directors:

     Joan T. Bok
     Alfred D. Houston
     Cheryl A. LaFleur
     John W. Rowe
     Jeffrey D. Tranen


     Michael E. Jesanis was elected Treasurer and Robert King Wulff was elected Clerk. The terms of office are until the next annual meeting of stockholders and until their successors are duly chosen and qualified.

     Coopers & Lybrand was also selected as Auditor for the year
1996.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-48257, 33-48897, and 33-49193:

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed a report on Form 8-K dated May 30, 1996, containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY


                                s/Michael E. Jesanis


                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date: August 14, 1996