Form 10-Q
period 1996-09-30
NEW ENGLAND POWER CO
filed 1996-11-08
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at September 30, 1996.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter              Nine Months
                                                --------              -----------
                                            1996      1995     1996        1995
                                            ----      ----     ----        ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $431,420   $421,935$1,206,881     $1,191,230
                                          --------  -------- --------------------

Operating expenses:
  Fuel for generation                       95,751    75,355    250,741   206,185
  Purchased electric energy                126,203   133,660    376,492   419,209
  Other operation                           49,947    52,676    153,234   156,167
  Maintenance                               19,724    16,481     62,696    70,386
  Depreciation and amortization             26,510    22,602     79,540    79,797
  Taxes, other than income taxes            16,300    13,974     50,249    43,359
  Income taxes                              33,203    37,518     75,242    72,915
                                          --------  -------- --------------------
       Total operating expenses            367,638   352,266  1,048,194 1,048,018
                                          --------  -------- --------------------
       Operating income                     63,782    69,669    158,687   143,212

Other income:
  Allowance for equity funds used during
   construction                                        2,535                7,488
  Equity in income of nuclear power companies1,324     1,356      4,142     4,247
  Other income (expense), net                  844      (713)      (748)   (1,812)
                                          --------  -------- --------------------
       Operating and other income           65,950    72,847    162,081   153,135
                                          --------  -------- --------------------

Interest:
  Interest on long-term debt                11,046    11,859     33,855    34,861
  Other interest                             2,336     2,637      8,184     7,007
  Allowance for borrowed funds used during
   construction                                  9    (3,333)      (258)   (9,088)
                                          --------  -------- --------------------
       Total interest                       13,391    11,163     41,781    32,780
                                          --------  -------- --------------------

       Net income                         $ 52,559  $ 61,684 $  120,300$  120,355
                                          ========  ======== ====================



                         Statements of Retained Earnings


Retained earnings at beginning of period  $386,242  $368,443 $  385,309$  372,763
Net income                                  52,559    61,684    120,300   120,355
Dividends declared on cumulative
  preferred stock                             (519)     (858)    (2,055)   (2,575)
Dividends declared on common stock         (41,924)  (41,924)  (106,746) (103,198)
Premium on redemption of preferred stock                           (450)
                                          --------  -------- --------------------
Retained earnings at end of period        $396,358  $387,345 $  396,358$  387,345
                                          ========  ======== ====================

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                       NEW ENGLAND POWER COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                         1996                  1995
                                                         ----                  ----
                                                                (In Thousands)
Operating revenue, principally from affiliates       $1,586,190  $1,556,370
                                                     ----------  ----------
Operating expenses:
  Fuel for generation                                   324,405     260,377
  Purchased electric energy                             505,209     553,862
  Other operation                                       208,939     211,539
  Maintenance                                            85,264     107,708
  Depreciation and amortization                         102,501     113,259
  Taxes, other than income taxes                         65,606      54,259
  Income taxes                                           93,378      85,915
                                                     ----------  ----------
       Total operating expenses                       1,385,302   1,386,919
                                                     ----------  ----------
       Operating income                                 200,888     169,451

Other income:
  Allowance for equity funds used during construction       258      10,369
  Equity in income of nuclear power companies             5,616       4,854
  Other income (expense), net                              (546)        735
                                                     ----------  ----------
       Operating and other income                       206,216     185,409
                                                     ----------  ----------

Interest:
  Interest on long-term debt                             45,791      45,461
  Other interest                                         11,702       6,551
  Allowance for borrowed funds used during
   construction                                          (2,649)    (11,142)
                                                     ----------  ----------
       Total interest                                    54,844      40,870
                                                     ----------  ----------

       Net income                                    $  151,372  $  144,539
                                                     ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period             $  387,345  $  383,299
Net income                                              151,372     144,539
Dividends declared on cumulative preferred stock         (2,913)     (3,433)
Dividends declared on common stock                     (138,996)   (137,060)
Premium on redemption of preferred stock                   (450)
                                                     ----------  ----------
Retained earnings at end of period                   $  396,358  $  387,345
                                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1996          1995
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                        $2,973,759   $2,941,469
 Less accumulated provisions for depreciation
   and amortization                                     1,098,734    1,047,982
                                                       ----------   ----------
                                                        1,875,025    1,893,487
Net investment in Seabrook 1 under rate settlement          3,803       15,210
Construction work in progress                              47,284       41,566
                                                       ----------   ----------
      Net utility plant                                 1,926,112    1,950,263
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        48,147       47,055
 Non-utility property and other investments                26,773       26,627
                                                       ----------   ----------
      Total investments                                    74,920       73,682
                                                       ----------   ----------
Current assets:
 Cash                                                       1,392        2,607
 Accounts receivable:
   Affiliated companies                                   252,345      204,314
   Accrued NEEI revenues                                   25,875       43,731
   Others                                                  20,707       17,821
 Fuel, materials and supplies, at average cost             67,186       54,664
 Prepaid and other current assets                          25,027       27,986
                                                       ----------   ----------
      Total current assets                                392,532      351,123
                                                       ----------   ----------
Deferred charges and other assets                         234,417      273,275
                                                       ----------   ----------
                                                       $2,627,981   $2,648,343
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares         $  128,998   $  128,998
 Premiums on capital stocks                                86,779       86,829
 Other paid-in capital                                    289,818      288,000
 Retained earnings                                        396,358      385,309
                                                       ----------   ----------
      Total common equity                                 901,953      889,136
 Cumulative preferred stock, par value $100 per share      39,666       60,516
 Long-term debt                                           735,953      735,440
                                                       ----------   ----------
      Total capitalization                              1,677,572    1,685,092
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                                         10,000
 Short-term debt (including $7,275,000 and $1,025,000
   to affiliates)                                         124,375      125,150
 Accounts payable (including $40,170,000 and $50,760,000
   to affiliates)                                         152,717      163,791
 Accrued liabilities:
   Taxes                                                   15,553        3,447
   Interest                                                10,055       10,482
   Other accrued expenses                                  12,029       10,834
 Dividends payable                                         41,924       32,249
                                                       ----------   ----------
      Total current liabilities                           356,653      355,953
                                                       ----------   ----------
Deferred federal and state income taxes                   386,380      390,197
Unamortized investment tax credits                         55,992       57,509
Other reserves and deferred credits                       151,384      159,592
                                                       ----------   ----------
                                                       $2,627,981   $2,648,343
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1996         1995
                                                         ----         ----
                                                             (In Thousands)
Operating Activities:
   Net income                                           $ 120,300   $ 120,355
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           82,756      84,241
   Deferred income taxes and investment tax credits, net   (4,002)     16,927
   Allowance for funds used during construction              (258)    (16,576)
   Decrease (increase) in accounts receivable             (33,061)        555
   Decrease (increase) in fuel, materials, and supplies   (12,522)     (3,635)
   Decrease (increase) in prepaid and other current assets  2,959       1,324
   Increase (decrease) in accounts payable                (11,074)    (23,561)
   Increase (decrease) in other current liabilities        12,874      13,387
   Other, net                                              25,350     (30,905)
                                                        ---------   ---------
      Net cash provided by operating activities         $ 183,322   $ 162,112
                                                        ---------   ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $ (54,992)  $(125,240)
   Other investing activities                                (113)
                                                        ---------   ---------
      Net cash used in investing activities             $ (55,105)  $(125,240)
                                                        ---------   ---------

Financing Activities:
   Dividends paid on common stock                       $ (97,071)  $(103,198)
   Dividends paid on preferred stock                       (2,055)     (2,575)
   Redemption of preferred stock                          (20,900)
   Long-term debt - issues                                 39,850      60,000
   Long-term debt - retirements                           (49,850)    (10,000)
   Changes in short-term debt                                (775)     21,000
   Gain on redemption of preferred stock, net               1,369
                                                        ---------   ---------
      Net cash used in financing activities             $(129,432)  $ (34,773)
                                                        ---------   ---------

Net increase (decrease) in cash and cash equivalents       (1,215)  $   2,099

Cash and cash equivalents at beginning of period            2,607         377
                                                        ---------   ---------
Cash and cash equivalents at end of period              $   1,392   $   2,476
                                                        =========   =========


The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Units
-------------------------------------

     A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                             Quarters Ended       Nine Months Ended
                                         September 30,
                           -----------------------------------------
                               1996       1995       1996       1995
                               ----       ----       ----       ----
                                         (In Thousands)
 Operating revenue               $134,570   $154,853    $453,091                $527,666
                                 ========   ========    ========                ========
 Net income                      $  4,286   $  5,979    $ 19,558                $ 22,263
                                 ========   ========    ========                ========
 Company's equity
  in net income                  $  1,324   $  1,356    $  4,142                $  4,247
                                 ========   ========    ========                ========

                                       September 30,   December 31,
                                            1996           1995
                                            ----           ----
                                               (In Thousands)

 Net plant                                  $   417,752   $   443,967
 Other assets                                 1,450,066     1,418,681
 Liabilities and debt                        (1,615,194)   (1,612,843)
                                            -----------   -----------
 Net assets                                 $   252,624   $   249,805
                                            ===========   ===========
 Company's equity in net assets             $    48,147   $    47,055
                                            ===========   ===========

   At September 30, 1996, $14,203,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

Connecticut Yankee

   The Company has a 15 percent equity ownership interest in Connecticut Yankee Atomic Power Company (Connecticut Yankee) which owns a 580 megawatt (MW) nuclear generating plant. At September 30, 1996, the Company's net investment in Connecticut Yankee was $16 million. Subsidiaries of Northeast Utilities (NU) own 49 percent of Connecticut Yankee. The Connecticut Yankee station has been shut down since July 22, 1996, after a potential problem with

-------------------------------------

its cooling system was identified. Since that time, the Nuclear Regulatory Commission (NRC) has identified additional weaknesses and deficiencies which have to be addressed before the plant can restart. On September 3, 1996, the NRC sent an inspection team to Connecticut Yankee to investigate two unrelated events occurring at the plant while it was shut down. On October 9, 1996, the owners of Connecticut Yankee announced that permanent shutdown of the plant was likely. The announcement was made based on an economic analysis comparing the incremental costs associated with operating and maintaining the plant with the expected value of the plant's output. A final decision by the Connecticut Yankee board of directors is expected in the near future. In the event the plant is permanently shut down, Connecticut Yankee's estimated billings to the Company, including decommissioning of the plant, is currently estimated to be approximately $120 million and is subject to Federal Energy Regulatory Commission approval. These costs would be recorded as an accrued liability with an offsetting regulatory asset in the expectation that the costs would be recoverable from customers. In the event of restart, costs in the range of at least $40 million would be required to address corrective actions at Connecticut Yankee. The Company's share of these costs would be at least $6 million.

Millstone 3

   The Company is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3), a 1,150 MW unit. Millstone 3 is operated by a subsidiary of NU. In March 1996, the Millstone 3 unit was shut down as a result of an internal safety review. In April 1996, the NRC ordered Millstone 3 to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. The Company is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

   The NRC has classified the Millstone units as Category 3 facilities on the NRC "watch list". The NRC deems Category 3 plants as having significant weaknesses that require them to remain shut down until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. On August 6, 1996, the NRC Chairman described problems at the Millstone units as pervasive and indicated that a culture change is required. The NRC Chairman has also announced that independent verification of corrective actions taken at the units will be required prior to restart. On October 18, 1996, the NRC

-------------------------------------

established a Special Projects Office to oversee inspection and licensing activities at Millstone. The NRC expects the office to be in operation for 18 to 24 months. A vote of the NRC Commissioners is required prior to restart of the units. The Company cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that the unit will remain shut down for a very protracted period.

   The Company has an accrued liability of approximately $7 million at the end of the third quarter of 1996 for its share of the currently estimated future incremental operation and maintenance costs related to corrective actions at the Millstone 3 unit. Additional costs may be incurred beyond those already recognized. During the outage, the Company is incurring approximately $1.5 million per month in replacement power costs, which it has been recovering from customers through its fuel clause.

Maine Yankee

   The Company has a 20 percent equity ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. Maine Yankee is currently operating at 90 percent power until the NRC authorizes operation at a higher level. As previously reported, the NRC is investigating allegations that inadequate analyses of the plant's emergency core cooling system were performed. In September 1996, the NRC asked the Department of Justice to review an NRC investigatory report on the allegations.

   Maine Yankee was also subject to an NRC independent safety assessment. On October 7, 1996, the NRC staff issued its report, which concluded that overall performance at Maine Yankee was considered adequate for operation. However, the report identified a number of weaknesses and deficiencies. Maine Yankee must respond by December 10, 1996 to the report with its plans for resolving the deficiencies. It is not known when, or if, the Maine Yankee plant will be allowed to return to maximum capacity or how much of an investment might be required to correct the deficiencies.

General

   On October 9, 1996, the NRC issued letters to all nuclear power plants requiring them to submit documentation showing that the plants are operated and maintained within their design basis, and

-------------------------------------

any deviations are reconciled in a timely manner. The Seabrook 1, Maine Yankee, and Vermont Yankee nuclear power plants, in which the Company owns 10 percent, 20 percent, and 20 percent interests, respectively, will all be required to respond to the NRC letters by February 1997.

   In general, it is unknown what the total ultimate impact of the increased NRC scrutiny on the nuclear plants mentioned above will have on the Company's operations and costs.

Note B - Brayton Point
----------------------
   On October 22, 1996, the Environmental Protection Agency (EPA) announced it was beginning a process to revoke the Company's water discharge permit for its Brayton Point 1,538 MW power plant (Brayton Point). This action comes two years before the permit expiration date. The EPA expects to work with the Company and other interested parties, including the states of Rhode Island and Massachusetts, to recommend new permit requirements within 60 days. Brayton Point will continue to operate under the terms of its existing permit until permit modifications are made or a revised permit is issued. The EPA stated it took the action in response to environmental concerns regarding the plant's thermal discharges. The Company cannot predict at this time what permit changes will be required or the impact on plant operations and economics.

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

Note D
------

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

 This section contains management's assessment of New England Power Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1995 Annual Report on Form 10-K. This section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Competitive Conditions - Risk Factors", lists some of the reasons why results could differ materially from those projected.

Earnings
--------
    Net income decreased for the third quarter of 1996 by approximately $9 million from the corresponding period in 1995, however, net income for the first nine months of 1996 was unchanged. The decrease in the third quarter was due to a number of factors, most of which relate to the completion in the second half of 1995 of the Manchester Street Station repowering project. These factors include decreased allowance for funds used during construction (AFDC), increased depreciation and increased property taxes. The Company also experienced a decrease in revenues excluding fuel. During the nine-month period, these declines were offset by decreased purchased power expense and decreased fossil and hydroelectric generating plant maintenance expense.

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

   In states across the country, including the New England states, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). In these competitive circumstances, utilities across the country that operate generation plants, such as the Company, face the risk that market prices may not be sufficient to recover the costs of the commitments incurred to supply customers under a regulated industry structure. The amount by which costs exceed market prices is commonly referred to as "stranded costs".

Massachusetts Settlement Agreement

   In May 1996, the Massachusetts Department of Public Utilities
(MDPU) issued a set of proposed rules and regulations governing the implementation of retail choice in Massachusetts. The proposed rules would allow all customers of Massachusetts investor-owned utilities to choose their electricity supplier beginning in 1998. The MDPU proposed rules affirm the principle of stranded cost recovery for utilities over ten years, but create uncertainties concerning the extent of actual stranded cost recovery. While the MDPU did not order mandatory divestiture of generating assets, it stated that it might provide utilities financial incentives to divest. The MDPU has stated that it will issue final regulations by year-end 1996 and issue orders on individual utility plans in 1997.

   On October 1, 1996, the Company and Massachusetts Electric Company (Massachusetts Electric), a retail affiliate, together with the Massachusetts Attorney General, the Massachusetts Division of Energy Resources and other parties, filed a comprehensive settlement agreement with the MDPU. The settlement agreement provides for the commencement of retail choice on January 1, 1998 (contingent on choice being available to the customers of all Massachusetts investor-owned utilities), full compensation for potential stranded costs, and the full divestiture of the NEES companies' fossil and hydroelectric generating business. Under the settlement agreement, customers who do not choose an alternative supplier would receive "Standard Offer" service, which would be priced to guarantee customers at least a 10 percent savings in 1998 from current electricity prices, therefore resulting in revenue losses for Massachusetts Electric.

   Under the settlement agreement, the Company's wholesale contract with Massachusetts Electric would be terminated. In return, the cost of the Company's past generation commitments to serve Massachusetts Electric's customers (estimated at approximately $3 billion) would be recovered through a transition access charge on retail distribution rates. Those commitments consist of (i) generating plant commitments, (ii) regulatory assets, (iii) the above-market component of purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants, including nuclear decommissioning.

   Sunk costs associated with generating plants and regulatory assets would be recovered over a period of 12 years, based on an
initial return on equity of 9.4 percent.   As the transition access
charge declines, the Company would earn mitigation incentives which would supplement its return on equity on sunk costs above the initial 9.4 percent during the 12 year transition period. The incentives are designed such that the Company believes that it could earn a return on equity on sunk costs of 11 percent. The above-market component of purchased power contracts and nuclear decommissioning costs would be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. The transition access charge would be reduced to reflect the net proceeds from the sale of the NEES companies' generating assets. The initial transition access charge, before the application of those proceeds, would be set at 2.8 cents per kilowatt-hour (kWh) through December 31, 2000, and is expected to decline thereafter.

   The settlement agreement requires the NEES companies to file a divestiture plan for the generating business with the MDPU by July 1, 1997. The NEES companies must complete the divestiture of its generating business within six months of the later of the commencement of retail access in Massachusetts or the receipt of all necessary regulatory approvals.

   As part of the divestiture plan, the Company would endeavor to sell or otherwise transfer its minority interest in four nuclear power plants to nonaffiliates. The Company may retain responsibility for decommissioning and related expenses if necessary. To the extent that the Company is unable to divest its nuclear generating interests, the settlement agreement provides for an 80 percent/20 percent sharing between customers and shareholders of the revenues associated with the nuclear interests and the costs not otherwise reflected in the transition access charge.

   The MDPU, with the agreement of the parties, has set a procedural schedule under which it will issue a decision on the settlement agreement by January 10, 1997. The settlement agreement is also subject to approval by the Federal Energy Regulatory Commission (FERC). Additional governmental approvals would be required for the divestiture of the generating business. In addition, the implementation of retail choice in Massachusetts may be the subject of legislation from the Massachusetts legislature.

Rhode Island Legislation

   On August 7, 1996, the Governor of Rhode Island signed into law legislation that will restructure the electric utility industry in Rhode Island. Rhode Island is the first state to pass comprehensive legislation providing retail customers with access to alternative suppliers and providing utilities with recovery of their stranded investments. The NEES companies supported this legislation which affects the Company and The Narragansett Electric Company (Narragansett), a retail affiliate.

   The legislation allows all customers of electric utilities to choose their power supplier under a phased-in approach, while transmission and distribution rates will remain regulated. This phase-in will begin on July 1, 1997 for customers representing approximately 10 percent of Narragansett's load, followed by another 10 percent on January 1, 1998, and the balance of customers on July 1, 1998. All Rhode Island customers would have choice of supplier beginning January 1, 1998 if retail access is available to 40 percent or more of the kWh sales in New England by that date. Rhode Island customers will likely receive substantial savings in a competitive market, which will therefore result in revenue losses for Narragansett.

   Under the new law, the Company's wholesale contract with Narragansett will be terminated. In return, the cost of the Company's past generation commitments to serve Narragansett's customers (estimated at approximately $1 billion) will be recovered through a transition access charge on retail distribution rates similar to that contained in the Massachusetts settlement agreement. Under the Rhode Island legislation, the return on equity is initially set at one percentage point over the interest rate on long-term "BBB" rated utility bonds. Once the transition access charge is adjusted to reflect the market valuation of the non-nuclear generating plants, the return on equity will be retroactively increased to 11 percent.

   Implementation of various aspects of the Rhode Island legislation is subject to Rhode Island Public Utilities Commission and FERC approval.

New Hampshire Proceedings

   In September 1996, the New Hampshire Public Utilities
Commission issued a preliminary restructuring plan for the electric utility industry in New Hampshire. The stated goals of the preliminary plan include encouraging the divestiture of generation assets and the recovery of some stranded costs through an interim non-bypassable transition charge. Recoverable stranded costs would be determined on a utility-specific basis. The amount of recovery could be tied to the amount by which a utility's rates exceed the regional average electricity rate. Utilities with rates at or below the regional average could be entitled to greater recovery of stranded costs. Utility-specific interim stranded cost recovery hearings are scheduled for December 1996. A final plan is expected to be issued in February 1997.

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

   On July 9, 1996, the Company filed a transmission tariff with the FERC that conforms with the requirements of Order No. 888. This tariff became effective immediately upon filing, subject to refund. The implementation of the tariff is not expected to have a significant impact on the Company's revenues.

Accounting Implications

   Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The Company believes that, if approved by regulators, the Massachusetts settlement agreement and the Rhode Island legislation would meet the criteria for continued application of FAS 71 to the Company's remaining regulated utility operations, including the recovery of stranded costs. As a result, no write-off of existing regulatory assets is expected and any loss from the divestiture of NEES's generating business would be recorded as a regulatory asset.

Risk Factors

   For a discussion of risk factors in the event that the Massachusetts settlement agreement is not approved and FERC approval of implementation of the Rhode Island legislation does not occur, see "Risk Factors" in the Company's Form 10-Q for the quarter ended June 30, 1996.

Investments in Nuclear Units
----------------------------
Connecticut Yankee

    The Company has a 15 percent equity ownership interest in Connecticut Yankee Atomic Power Company (Connecticut Yankee) which owns a 580 megawatt (MW) nuclear generating plant. At September 30, 1996, the Company's net investment in Connecticut Yankee was $16 million. Subsidiaries of Northeast Utilities (NU) own 49 percent of Connecticut Yankee. The Connecticut Yankee station has been shut down since July 22, 1996, after a potential problem with its cooling system was identified. Since that time, the Nuclear Regulatory Commission (NRC) has identified additional weaknesses and deficiencies which have to be addressed before the plant can restart. On September 3, 1996, the NRC sent an inspection team to Connecticut Yankee to investigate two unrelated events occurring at the plant while it was shut down. On October 9, 1996, the owners of Connecticut Yankee announced that permanent shutdown of the plant was likely. The announcement was made based on an economic analysis comparing the incremental costs associated with operating and maintaining the plant with the expected value of the plant's output. A final decision by the Connecticut Yankee board of directors is expected in the near future. In the event the plant is permanently shut down, Connecticut Yankee's estimated billings to the Company, including decommissioning of the plant, is currently estimated to be approximately $120 million and is subject to FERC approval. These costs would be recorded as an accrued liability with an offsetting regulatory asset in the expectation that the costs would be recoverable from customers. (See "Competitive Conditions" section.) In the event of restart, costs in the range of at least $40 million would be required to address corrective actions at Connecticut Yankee. The Company's share of these costs would be at least $6 million.

Millstone 3

    The Company is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3), a 1,150 MW unit. Millstone 3 is operated by a subsidiary of NU. In March 1996, the Millstone 3 unit was shut down as a result of an internal safety review. In April 1996, the NRC ordered Millstone 3 to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. The Company is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

    The NRC has classified the Millstone units as Category 3 facilities on the NRC "watch list". The NRC deems Category 3 plants as having significant weaknesses that require them to remain shut down until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. On August 6, 1996, the NRC Chairman described problems at the Millstone units as pervasive and indicated that a culture change is required. The NRC Chairman has also announced that independent verification of corrective actions taken at the units will be required prior to restart. On October 18, 1996, the NRC established a Special Projects Office to oversee inspection and licensing activities at Millstone. The NRC expects the office to be in operation for 18 to 24 months. A vote of the NRC Commissioners is required prior to restart of the units. The Company cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that the unit will remain shut down for a very protracted period.

    The Company has an accrued liability of approximately $7 million at the end of the third quarter of 1996 for its share of the currently estimated future incremental operation and maintenance costs related to corrective actions at the Millstone 3 unit. Additional costs may be incurred beyond those already recognized. During the outage, the Company is incurring approximately $1.5 million per month in replacement power costs, which it has been recovering from customers through its fuel clause.

Maine Yankee

    The Company has a 20 percent equity ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. Maine Yankee is currently operating at 90 percent power until the NRC authorizes operation at a higher level. As previously reported, the NRC is investigating allegations that inadequate analyses of the plant's emergency core cooling system were performed. In September 1996, the NRC asked the Department of Justice to review an NRC investigatory report on the allegations.

    Maine Yankee was also subject to an NRC independent safety assessment. On October 7, 1996, the NRC staff issued its report, which concluded that overall performance at Maine Yankee was considered adequate for operation. However, the report identified a number of weaknesses and deficiencies. Maine Yankee must respond by December 10, 1996 to the report with its plans for resolving the deficiencies. It is not known when, or if, the Maine Yankee plant will be allowed to return to maximum capacity or how much of an investment might be required to correct the deficiencies.

General

    On October 9, 1996, the NRC issued letters to all nuclear power plants requiring them to submit documentation showing that the plants are operated and maintained within their design basis, and any deviations are reconciled in a timely manner. The Seabrook 1, Maine Yankee, and Vermont Yankee nuclear power plants, in which the Company owns 10 percent, 20 percent, and 20 percent interests, respectively, will all be required to respond to the NRC letters by February 1997.

    In general, it is unknown what the total ultimate impact of the increased NRC scrutiny on the nuclear plants mentioned above will have on the Company's operations and costs.

Brayton Point
-------------

    On October 22, 1996, the Environmental Protection Agency (EPA) announced it was beginning a process to revoke the Company's water discharge permit for its Brayton Point 1,538 MW power plant (Brayton Point). This action comes two years before the permit expiration date. The EPA expects to work with the Company and other interested parties, including the states of Rhode Island and Massachusetts, to recommend new permit requirements within 60 days. Brayton Point will continue to operate under the terms of its existing permit until permit modifications are made or a revised permit is issued. The EPA stated it took the action in response to environmental concerns regarding the plant's thermal discharges. The Company cannot predict at this time what permit changes will be required or the impact on plant operations and economics.

Operating Revenue
-----------------
    The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                   Third Quarter    Nine Months
                                   -------------    ------------
                                   1996 vs 1995     1996 vs 1995
                                   -------------    ------------
                                           (In Millions)

Fuel recovery                                    $15               $26
Narragansett integrated
 facilities credit                                (3)               (7)
Sales decrease and other                          (3)               (3)
                                                 ---               ---
                                                 $ 9               $16
                                                 ===               ===
    For a discussion of fuel recovery see the fuel costs discussion in the "Operating Expenses" section.

    The entire output of Narragansett's generating capacity is made available to the Company. Narragansett receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs. The increased credits in 1996 relate to costs associated with the dismantlement of the previously retired South Street generating facility and with Narragansett's portion of the repowered Manchester Street generating station that entered commercial operation in the second half of 1995.

Operating Expenses
------------------
    The following table summarizes the changes in operating expenses:
            Increase (Decrease) in Operating Expenses

                                   Third Quarter   Nine Months
                                   -------------   ------------
                                   1996 vs 1995    1996 vs 1995
                                   -------------   ------------
                                          (In Millions)

Fuel costs                                        $16           $ 30
Purchased energy, excluding fuel                   (3)           (28)
Operation and maintenance                           -            (11)
Depreciation and amortization:
 Seabrook 1 and Oil Conservation
  Adjustment (OCA) amortization                     -            (12)
 Depreciation, including Manchester
  Street                                            4             12
Taxes, other than income taxes                      2              7
Income taxes                                       (4)             2
                                                  ---           ----
                                                  $15           $  -
                                                  ===           ====

   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. The increases in fuel costs in the third quarter and first nine months of 1996 primarily reflect additional fixed pipeline demand charges due to the completion of the Manchester Street repowering project in the second half of 1995, the amortization of pipeline demand charges deferred during the project's construction period, and increased kWh sales.

   The portion of purchased electric energy costs not recovered through the Company's fuel clause is shown as purchased energy, excluding fuel. The decrease in purchased power costs, excluding fuel, for the third quarter and nine-month period reflects reductions in purchases under certain long-term power contracts. Purchased power costs in the first six months of 1995 also included the Company's portion of the incremental costs to repair steam generator tubes at Maine Yankee. Purchased power costs from other power suppliers also decreased in the first six months but increased in the third quarter primarily due to the timing of overhauls and refueling shutdowns.

   The decrease in operation and maintenance costs for the nine-month period reflects overhauls at the Company's fossil and hydroelectric generating units during the first nine months of 1995, partially offset by the Company's portion of currently estimated incremental costs to correct deficiencies at the Millstone 3 nuclear generating unit. The Company is a joint owner of Millstone 3. (See "Investments in Nuclear Units" section.)

   The decrease in Seabrook 1 and OCA amortization reflects the completion in mid-1995 of the amortization of a portion of Seabrook 1 costs and certain coal conversion costs. These decreases were offset by the depreciation of the Manchester Street Station.

   The increase in taxes, other than income taxes in 1996 is due to increased property taxes, including taxes on the Manchester
Street Station.

Allowance For Funds Used During Construction
--------------------------------------------
   AFDC decreased for the third quarter and first nine months of 1996 due to the completion of the Manchester Street Station repowering project in 1995.

Utility Plant Expenditures and Financings
-----------------------------------------
   Cash expenditures for utility plant totaled $55 million for the first nine months of 1996. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends. In the first nine months of 1996, the Company refinanced $40 million of variable rate mortgage bonds. The Company plans to refinance $8 million of variable rate debt in the fourth quarter of 1996.

   In August 1996, the Company repurchased $6 million of its 4.64 percent series of cumulative preferred stock. In May 1996, the Company redeemed all ($15 million) of its 7.24 percent series of cumulative preferred stock.

   The Company has approximately $740 million of mortgage bonds outstanding. The bond indenture terms restrict the sale of the trust property in its entirety or substantially in its entirety. Therefore, the proposed sale of the Company's generating business would likely require that the Company either amend the bond indenture terms or defease the indenture and the bonds in connection with the proposed sale. Any defeasance of bonds is expected to be either to maturity or at general redemption prices. See "Competitive Conditions" section.

   At September 30, 1996, the Company had $124 million of short-term debt outstanding, including $117 million of commercial paper borrowings. At September 30, 1996, the Company had lines of credit and standby bond purchase facilities with banks totaling $540 million which are available to provide liquidity support for commercial paper borrowings and for $372 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at September 30, 1996. For the twelve-month period ending September 30, 1996, the ratio of earnings to fixed charges was 5.02.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     Information concerning restructuring dockets before state and federal regulatory agencies, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

     On July 11, 1996, various New England utilities that are members of NEPOOL, including the Company, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. The dispute concerns the components of a pricing formula. Based on the Company's interpretation of Hydro-Quebec's claims, the Company's share of additional billings owed to Hydro-Quebec would be approximately $3.5 million on a retroactive basis and an estimated $3.8 million per year on a prospective basis through 2001. On October 18, 1996, the Company and other New England utilities who are parties to the Firm Energy Contract filed a motion to dismiss Hydro-Quebec's claims. A decision on the motion is expected by December of this year.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-48257, 33-48897, and 33-49193:

     12   Statement re computation of ratios

     The Company is filing Financial Data Schedules.

     The Company filed reports on Form 8-K dated September 12,
1996 and October 1, 1996, each containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended Septmber 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY


                                s/Michael E. Jesanis


                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date: November 8, 1996