Form 10-Q
period 1997-03-31
NEW ENGLAND POWER CO
filed 1997-05-13
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at March 31, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                            -----------
                                            1997      1996      1997       1996
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $438,048   $400,460$1,637,897     $1,579,882
                                          --------  -------- --------------------

Operating expenses:
  Fuel for generation                      103,015    80,226    365,334   299,478
  Purchased electric energy                144,345   125,534    527,721   528,119
  Other operation                           55,849    50,024    209,281   211,740
  Maintenance                               19,770    19,607     79,281    82,132
  Depreciation and amortization             22,018    26,520     99,707    99,345
  Taxes, other than income taxes            18,205    17,721     66,900    61,136
  Income taxes                              24,194    25,551     90,537    97,330
                                          --------  -------- --------------------
       Total operating expenses            387,396   345,183  1,438,761 1,379,280
                                          --------  -------- --------------------
       Operating income                     50,652    55,277    199,136   200,602

Other income:
  Allowance for equity funds used during
   construction                                           (5)         5     5,339
  Equity in income of nuclear power companies1,496     1,344      5,311     5,666
  Other income (expense) - net, including
   related taxes                            (2,090)   (1,991)    (1,950)   (1,240)
                                          --------  -------- --------------------
       Operating and other income           50,058    54,625    202,502   210,367
                                          --------  -------- --------------------

Interest:
  Interest on long-term debt                10,832    11,705     44,238    47,264
  Other interest                             1,651     2,168      9,549    10,579
  Allowance for borrowed funds used during
   construction - credit                      (370)     (221)      (740)   (8,893)
                                          --------  -------- --------------------
       Total interest                       12,113    13,652     53,047    48,950
                                          --------  -------- --------------------

       Net income                         $ 37,945  $ 40,973 $  149,455$  161,417
                                          ========  ======== ====================



                         Statements of Retained Earnings


Retained earnings at beginning of period  $400,610  $385,309 $  396,399$  372,250
Net income                                  37,945    40,973    149,455   161,417
Dividends declared on cumulative
  preferred stock                             (519)     (858)    (2,235)   (3,433)
Dividends declared on common stock         (29,025)  (29,025)  (134,158) (133,835)
Premium on redemption of preferred stock                           (450)
                                          --------  -------- --------------------
Retained earnings at end of period        $409,011  $396,399 $  409,011$  396,399
                                          ========  ======== ====================

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly-
                      owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        March 31,                December 31,
                                  ASSETS                 1997         1996
                                  ------                 ----         ----
                                                             (In Thousands)
Utility plant, at original cost                        $3,012,056   $2,991,797
 Less accumulated provisions for depreciation
   and amortization                                     1,138,072    1,118,340
                                                       ----------   ----------
                                                        1,873,984    1,873,457
Construction work in progress                              31,421       36,836
                                                       ----------   ----------
      Net utility plant                                 1,905,405    1,910,293
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        48,692       47,902
 Non-utility property and other investments, at cost       30,743       30,591
                                                       ----------   ----------
      Total investments                                    79,435       78,493
                                                       ----------   ----------
Current assets:
 Cash                                                       3,537        3,046
 Accounts receivable, principally from sales of
  electric energy:
   Affiliated companies                                   222,235      201,370
   Accrued NEEI revenues                                   18,902       21,648
   Others                                                  26,926       23,219
 Fuel, materials, and supplies, at average cost            62,117       58,709
 Prepaid and other current assets                          25,200       25,050
                                                       ----------   ----------
      Total current assets                                358,917      333,042
                                                       ----------   ----------
Deferred charges and other assets                         315,763      325,887
                                                       ----------   ----------
                                                       $2,659,520   $2,647,715
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares         $  128,998   $  128,998
 Premiums on capital stocks                                86,779       86,779
 Other paid-in capital                                    289,818      289,818
 Retained earnings                                        409,011      400,610
                                                       ----------   ----------
      Total common equity                                 914,606      906,205
 Cumulative preferred stock, par value $100 per share      39,666       39,666
 Long-term debt                                           647,560      733,006
                                                       ----------   ----------
      Total capitalization                              1,601,832    1,678,877
                                                       ----------   ----------
Current liabilities:
 Long-term debt due within one year                        53,000        3,000
 Short-term debt (including $4,475,000 and $5,275,000
   to affiliates)                                          98,225       93,600
 Accounts payable (including $30,914,000 and $25,301,000
   to affiliates)                                         137,050      127,226
 Accrued liabilities:
   Taxes                                                   29,689        8,158
   Interest                                                 9,290        9,668
   Other accrued expenses                                  12,493       16,577
 Dividends payable                                         29,025       27,412
                                                       ----------   ----------
      Total current liabilities                           368,772      285,641
                                                       ----------   ----------
Deferred federal and state income taxes                   379,891      382,164
Unamortized investment tax credits                         54,980       55,486
Other reserves and deferred credits                       254,045      245,547
                                                       ----------   ----------
                                                       $2,659,520   $2,647,715
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1997          1996
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                            $ 37,945     $ 40,973
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           22,908       28,421
   Deferred income taxes and investment tax credits, net   (1,751)      (1,930)
   Allowance for funds used during construction              (370)        (216)
   Decrease (increase) in accounts receivable             (21,826)       9,866
   Decrease (increase) in fuel, materials, and supplies    (3,408)      (3,471)
   Decrease (increase) in prepaid and other current assets   (150)      (1,486)
   Increase (decrease) in accounts payable                  9,824      (19,949)
   Increase (decrease) in other current liabilities        17,069       28,681
   Other, net                                              15,129        3,647
                                                         --------     --------
      Net cash provided by operating activities          $ 75,370     $ 84,536
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance
     for funds used during construction                  $(15,947)    $(23,676)
   Other investing activities                                (126)
                                                         --------     --------
      Net cash used in investing activities              $(16,073)    $(23,676)
                                                         --------     --------

Financing activities:
   Dividends paid on common stock                        $(27,412)    $(61,274)
   Dividends paid on preferred stock                         (519)        (858)
   Changes in short-term debt                               4,625        9,525
   Long-term debt - issues                                              39,850
   Long-term debt - retirements                           (35,500)     (49,850)
                                                         --------     --------
      Net cash used in financing activities              $(58,806)    $(62,607)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $    491     $ (1,747)

Cash and cash equivalents at beginning of period            3,046        2,607
                                                         --------     --------
Cash and cash equivalents at end of period               $  3,537     $    860
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

Note A - Investments in Nuclear Units
-------------------------------------

   A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                                        Quarter Ended
                                          March 31,
                                      ----------------
                                             1997        1996
                                             ----        ----
                                              (In Thousands)

Operating revenue                             $176,027    $155,115
                                              ========    ========
Net income                                    $  8,379    $  7,388
                                              ========    ========
Company's equity in net income                $  1,496    $  1,344
                                              ========    ========


                                        March 31,         December 31,
                                            1997      1996
                                            ----      ----
                                                 (In Thousands)

 Plant                                     $   418,670      $   401,049
 Other assets                                2,165,893        2,031,336
 Liabilities and debt                       (2,322,901)      (2,177,068)
                                           -----------      -----------
 Net assets                                $   261,662      $   255,317
                                           ===========      ===========
 Company's equity in net assets            $    48,692      $    47,902
                                           ===========      ===========

   At March 31, 1997, $14,743,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

Millstone 3

   The Company is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3) a 1,150 MW unit. In April 1996, the NRC ordered Millstone 3, which has experienced numerous technical and nontechnical problems, to remain shut down pending

-------------------------------------

verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. Millstone 3 is operated by a subsidiary of Northeast Utilities (NU). The Company is not an owner of Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

   A number of significant prerequisites must be fulfilled prior to restart of Millstone 3, including certification by NU that the unit adequately conforms to its design and licensing bases, an independent verification of corrective actions taken at the unit, an NRC assessment concluding a culture change has occurred, public hearings, and a vote of the NRC Commissioners. NU has announced that it expects Millstone 3 to be ready for restart around the end of 1997, subject to review by the NRC Commissioners. The Company cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that the unit will remain shut down for a very protracted period.

   In 1996 the Company incurred $10 million of actual costs related to corrective actions associated with the outage and also accrued a liability at December 1996 of approximately $3 million for its share of future corrective action costs. In May 1997, the Company was informed by NU that additional costs are likely to be incurred in 1997, of which the Company's share is approximately $10 million. There is no assurance that the Company's share of the actual additional costs will be limited to $10 million. During the outage, the Company is also incurring approximately $1.6 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

   Several criminal investigations related to Millstone 3 are ongoing. The NRC has identified numerous apparent violations of its regulations which may result in the assessment of civil penalties. The Company and other minority owners of Millstone 3 are assessing their legal rights with respect to NU's operation of Millstone 3.

Maine Yankee

   The Company has a 20 percent equity ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. Over the past few years, the Maine Yankee nuclear generating plant has experienced numerous technical and nontechnical problems. In 1995, the plant had been shut down

-------------------------------------

for much of the year due to the discovery of cracks in its steam generator tubes. The plant is currently shut down due to a cable routing problem. In addition, due to leaking nuclear fuel rods, 68 fuel assemblies will be replaced. As a result, Maine Yankee management does not expect the unit to restart until summer of 1997.

   In late 1995, allegations were made to the NRC that inadequate analyses of the plant's emergency core cooling system had been performed. As a result of the allegations, the NRC limited the plant's operation to 90 percent of full capacity. In September 1996, the NRC asked the Department of Justice (DOJ) to review, for potential criminal violations, an NRC investigatory report on the allegations. The DOJ is not limited in its investigation to the matters covered in that report.

   During 1996, the NRC conducted an independent safety assessment
(ISA) and identified a number of weaknesses, deficiencies, and apparent violations which could result in fines. Yankee Atomic, in which the Company has a 30 percent equity ownership interest, performed professional services for Maine Yankee associated with the matters being investigated. In response to the ISA results, Maine Yankee has indicated that it will spend more than $50 million in 1997 on operational improvements. In addition, management has identified approximately $34 million in additional expenditures it proposes to make in 1997. In February 1997, Entergy Corporation, an operator of five nuclear units, commenced providing management services to Maine Yankee.

   Under a confirmatory action letter issued by the NRC on December 18, 1996, and supplemented on January 30, 1997, Maine Yankee must fulfill certain commitments before its plant will be allowed by the NRC staff to return to service. The Maine Yankee owners are reviewing the economic viability of the plant. Because of regulatory and other uncertainties faced by Maine Yankee, the Company cannot predict whether or when Maine Yankee will return to service.

   During the outage, the Company is incurring approximately $1.8 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

-------------------------------------

General

   The Millstone 3 and Maine Yankee nuclear generating units are currently shut down and have been placed on the NRC "Watch List," signifying that their safety performance exhibits sufficient weakness to warrant increased NRC attention. Neither may restart without NRC approval. At present, the Vermont Yankee and Seabrook 1 nuclear generating units appear to be operating routinely without major problems.

   On October 9, 1996, the NRC issued letters to operators of nuclear power plants requiring them to document that the plants are operated and maintained within their design and licensing bases, and that any deviations are reconciled in a timely manner. The Seabrook 1, Maine Yankee, and Vermont Yankee nuclear power plants responded to the NRC letters in February 1997.

   Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Maine Yankee and Vermont Yankee, are increasing rapidly and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased NRC scrutiny.


Note B - Hazardous Waste
------------------------

   The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

   The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System (NEES) subsidiaries currently have in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

------------------------

   The Company has been named as a potentially responsible party
(PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for six sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

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

   In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which become effective in 1997. These new rules do not have a material effect on the Company's financial position or results of operations.


Note C - Town of Norwood Dispute
--------------------------------

   On April 14, 1997, the Town of Norwood, Massachusetts filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The Company is the wholesale electric supplier for Norwood pursuant to rates approved by the Federal Energy Regulatory Commission. Norwood alleges that the Company's proposal to divest its power generation assets violates the terms of a 1983 agreement settling an antitrust lawsuit brought by Norwood against the Company. Norwood also alleges that the Company's proposed divestiture plan and recovery of stranded investment costs contravene Federal antitrust laws. Norwood seeks that the Company be permanently enjoined from refusing to comply with the terms of the 1983 settlement agreement by divesting its generation assets or from charging unjust and unreasonable rates to

--------------------------------

Norwood. Norwood also seeks to recover treble damages of $450,000,000. The Company believes that its divestiture plan will promote competition in the wholesale power generation market and that it has met and will continue to meet its contractual commitments to Norwood. Further, the Company believes that Norwood's lawsuit is without merit and will move to dismiss the lawsuit.


Note D
------

   In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1996 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

 This section contains management's assessment of New England Power Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1996 Annual Report on Form 10-K.

Earnings
--------
    Net income decreased for the first quarter of 1997 by approximately $3 million from the corresponding period in 1996. This decrease is due to a decrease in sales due to milder weather in the first quarter of 1997, increased operation and maintenance expenses and purchased energy excluding fuel, offset by a decrease in depreciation and amortization expense and a July 1996 transmission rate increase.

Industry Restructuring
----------------------
    For a discussion of industry restructuring activities in Massachusetts, Rhode Island and New Hampshire, see "Industry
Restructuring" in the Company's Form 10-K for 1996.

Divestiture of Generation Business
    Under the Massachusetts settlement and thus automatically under the Rhode Island statute, the NEES companies must complete the divestiture of their generating business within six months of the later of the commencement of retail choice in Massachusetts or the receipt of all necessary regulatory approvals.
    The NEES companies have received preliminary proposals for the purchase of its generation business from 25 potential buyers. The NEES companies have reviewed the preliminary proposals and invited a select group to submit formal, binding bids by the end of June. The NEES companies hope to announce a purchase and sale agreement by mid-year. Closing would follow the receipt of regulatory approvals, which are expected to take at least six to 12 months following the execution of purchase and sale agreements. At December 1996, the undepreciated book value of nonnuclear net generating plant was approximately $1.1 billion for all of the NEES companies.
    As part of the divestiture plan, the Company will endeavor to sell, or otherwise transfer, its minority interest in four nuclear power plants to nonaffiliates. In addition, New England Energy Incorporated (NEEI) is planning to sell its oil and gas properties, the cost of which is supported by the Company through fuel purchase contracts.

    The NEES companies have reached an agreement with all three of its unions - the Brotherhood of Utility Workers, the International Brotherhood of Electrical Workers and the Utility Workers Union of America - regarding benefits and other assistance to union employees that are affected by the restructuring of the electric utility industry and the NEES companies decision to divest its generation business. The NEES companies anticipate that industry restructuring and divestiture will lead to workforce reductions.

Rhode Island
------------
    The Rhode Island legislature is considering a number of proposed bills relating to industry restructuring. Possible legislation dealing with securitization of stranded costs has been discussed; however, to date no such legislation has been introduced.

Accounting Implications
-----------------------
    Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. At December 31, 1996, the Company had approximately $340 million in net regulatory assets in compliance with FAS 71. In addition, the Company's affiliate, NEEI, had a regulatory asset of approximately $150 million at December 31, 1996, which is recoverable in its entirety from the Company.
    Both the Massachusetts settlement and the Rhode Island statute provide for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable from the proceeds of the divestiture of the Company's generating business. Federal Energy Regulatory Commission (FERC) approval is still required for the Massachusets and Rhode Island stranded cost recovery filings. The costs of these assets would be recovered as part of a contract termination charge imposed on all distribution customers. After the proposed divestiture, substantially all of the Company's business, including the recovery of its stranded costs, would remain under cost-based rate regulation. Specifically, FERC Order No. 888 enables transmission companies, which the Company would essentially become, to recover their specific costs of providing transmission service. The Company believes these factors will allow it to continue to apply FAS 71 and that no impairment of plant assets will exist under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). Any loss from the divestiture of generating assets and oil and gas assets will be recorded as a regulatory asset to be recovered through the contract termination charge.
    Although the Company believes that it will continue to meet the criteria for continued application of FAS 71, the Company understands that members of the SEC staff have raised questions concerning the continued applicability of FAS 71 to certain other electric utilities facing restructuring. In connection therewith, the Emerging Issues Task Force of the Financial Accounting Standards Board has decided to take under consideration how FAS 71 should continue to be applied in light of recent changes within the regulated utility industry. In addition, despite the progress made to date in Massachusetts and Rhode Island, it is possible that the final restructuring plans ultimately ordered by regulatory bodies would not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets related to the affected operations would be required. In addition, write-downs of plant assets under FAS 121 could be required, including a write-off of any loss from the divestiture of the generating business.

Brayton Point
-------------
    In October 1996, the Environmental Protection Agency (EPA) announced it was beginning a process to determine whether to modify or revoke and reissue the Company's water discharge permit for its Brayton Point 1,576 megawatt power plant. This action came two years before the permit expiration date. The EPA stated it took this step in response to a request from the Rhode Island Department of Environmental Management (RIDEM) that action be taken on the Brayton Point permit prior to its 1998 renewal, based on concerns raised in a final RIDEM report issued in October 1996. The report asserted a statistical correlation between the decline in the fish population in Mount Hope Bay and a change in operations at Brayton Point that occurred in the mid-1980's.
    In April 1997, the Company signed a memorandum of agreement negotiated with the various federal and state environmental agencies under which the Company will voluntarily operate under more stringent conditions than under its existing permit. The agreement is in lieu of any immediate action on the permit, and will remain in effect until a renewal permit is issued. The Company cannot predict at this time what permit changes will be required or the impact on Brayton Point's operations and economics. However, permit changes may substantially impact the plant's capacity and ability to produce energy and/or require significant capital expenditures of tens of millions of dollars to construct equipment to address the concerns raised by the environmental agencies.

Operating Revenue
-----------------
    The following table summarizes the changes in operating
revenue:
             Increase (Decrease) in Operating Revenue
                                        First Quarter
                                        -------------
                                        1997 vs 1996
                                        -------------
                                        (In Millions)

Fuel recovery                                         $40
Narragansett integrated
 facilities credit                                      1
Sales                                                  (7)
Other (including transmission revenues)                 4
                                                      ---
                                                      $38
                                                      ===
    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.
    The entire output of Narragansett's generating capacity is made available to the Company. Narragansett receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs.
    Sales decreased due to a decrease in peak demand billing as a result of milder weather in the first quarter of 1997.

Operating Expenses
------------------
    The following table summarizes the changes in operating expenses: Increase (Decrease) in Operating Expenses
                                                First Quarter
                                                -------------
                                                 1997 vs 1996
                                                -------------
                                                (In Millions)

Fuel costs                                               $40
Purchased energy excluding fuel                            2
Operation and maintenance                                  6
Depreciation and amortization                             (5)
Taxes                                                     (1)
                                                         ---
                                                         $42
                                                         ===
   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. The increase in fuel costs in the first quarter of 1997 primarily reflects increased power supply to other utilities and increased replacement power costs due to the reduced generation from partially owned nuclear units. See "Investments in Nuclear Units" section in the "Notes to the Unaudited Financial Statements".
   The portion of purchased electric energy costs not recovered through the Company's fuel clause is shown as purchased energy, excluding fuel. The increase in purchased power costs during the first quarter of 1997 reflects overhaul and repair costs relating to the Maine Yankee nuclear power plant and an overhaul at the Ocean State Power gas-fired plant, partially offset by reduced capacity purchases.
   The decrease in depreciation and amortization expense reflects the completion of the amortization of the Company's pre-1988 investment in the Seabrook 1 nuclear unit and the Company's investment in the cancelled Seabrook 2 nuclear unit. In accordance with a 1995 settlement agreement, upon completion of the amortization of Seabrook 1 and Seabrook 2, the Company agreed to accelerate its amortization of previously deferred costs associated with postretirement benefits other than pensions (PBOPs).
   The increase in operation and maintenance expense for the three month period is primarily due to increased PBOP amortization.

Utility Plant Expenditures and Financing
----------------------------------------
   Cash expenditures for utility plant totaled $16 million for the first three months of 1997. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends.

   In the first quarter of 1997, the Company retired $35 million of mortgage bonds.
   The Company has approximately $700 million of mortgage bonds outstanding. The bond indenture terms restrict the sale of the trust property in its entirety or substantially in its entirety. Therefore, the proposed sale of the Company's generating business would likely require that the Company either amend the bond indenture terms or defease the indenture and the bonds in connection with the proposed sale. Any defeasance of bonds is expected to be either to maturity or at general redemption prices.
   At March 31, 1997, the Company had $98 million of short-term debt outstanding, including $94 million of commercial paper borrowings. At March 31, 1997, the Company had lines of credit and standby bond purchase facilities with banks totaling $520 million which are available to provide liquidity support for commercial paper borrowings and for $372 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at March 31, 1997. For the twelve-month period ending March 31, 1997, the ratio of earnings to fixed charges was 5.21.

                  PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Information concerning a lawsuit against the Company by the Town of Norwood, Massachusetts, discussed in PART I of this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company filed no reports on Form 8-K during the quarter.

     The Company is filing the following revised exhibit for incorporation by reference into its registration statements on Form S-3, Commission file Nos. 33-48257, 33-48897, and 33-49193:

     12   Statement re Computation of ratios

     The Company is filing Financial Data Schedules.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY


                                s/Michael E. Jesanis


                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date: May 13, 1997