Form 10-Q
period 1997-06-30
NEW ENGLAND POWER CO
filed 1997-07-31
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at June 30, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1997      1996      1997       1996
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $396,049  $375,001   $834,097  $775,461
                                          --------  --------  --------   --------

Operating expenses:
  Fuel for generation                       90,773    74,764   193,788    154,990
  Purchased electric energy                127,060   124,755   271,405    250,289
  Other operation                           71,379    53,263   127,228    103,287
  Maintenance                               26,736    23,365    46,506     42,972
  Depreciation and amortization             21,387    26,510    43,405     53,030
  Taxes, other than income taxes            16,818    16,228    35,023     33,949
  Income taxes                              11,868    16,488    36,062     42,039
                                          --------  --------  --------   --------
       Total operating expenses            366,021   335,373   753,417    680,556
                                          --------  --------  --------   --------
       Operating income                     30,028    39,628    80,680     94,905

Other income:
  Equity in income of nuclear power companies1,125     1,474     2,621      2,818
  Other income (expense), net                 (324)      404    (2,414)    (1,592)
                                          --------  --------  --------   --------
       Operating and other income           30,829    41,506    80,887     96,131
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                10,340    11,104    21,172     22,809
  Other interest                             1,255     3,680     2,906      5,848
  Allowance for borrowed funds used during
   construction - credit                      (281)      (46)     (651)      (267)
                                          --------  --------  --------   --------
       Total interest                       11,314    14,738    23,427     28,390
                                          --------  --------  --------   --------

       Net income                         $ 19,515  $ 26,768  $ 57,460   $ 67,741
                                          ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $409,011  $396,399  $400,610   $385,309
Net income                                  19,515    26,768    57,460     67,741
Dividends declared on cumulative
  preferred stock                             (518)     (678)   (1,037)    (1,536)
Dividends declared on common stock         (35,474)  (35,797)  (64,499)   (64,822)
Premium on redemption of preferred stock                (450)                (450)
                                          --------  --------  --------   --------
Retained earnings at end of period        $392,534  $386,242  $392,534   $386,242
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.


                        NEW ENGLAND POWER COMPANY
                          Statements of Income
                       Twelve Months Ended June 30
                               (Unaudited)
                                                         1997                    1996
                                                         ----                    ----
                                                                  (In Thousands)
Operating revenue, principally from affiliates       $1,658,945   $1,576,705
                                                                            ----------          ----------
Operating expenses:
    Fuel for generation                                 381,343      304,009
    Purchased electric energy                           530,026      512,666
    Other operation                                     227,397      211,668
    Maintenance                                          82,652       82,021
    Depreciation and amortization                        94,584       98,593
    Taxes, other than income taxes                       67,490       63,280
    Income taxes                                         85,917       97,693
                                                                            ----------          ----------
                                                                     Total operating expenses    1,469,409           1,369,930
                                                                            ----------          ----------
                                                                     Operating income              189,536             206,775

Other income:
    Allowance for equity funds used during
     construction                                                      2,793
    Equity in income of nuclear power companies           4,962        5,648
    Other income (expense), net                          (2,673)      (2,103)
                                                                            ----------          ----------
                                                                     Operating and other income    191,825             213,113
                                                                            ----------          ----------
Interest:
    Interest on long-term debt                           43,474       46,604
    Other interest                                        7,124       12,003
    Allowance for borrowed funds used during
     construction - credit                                 (975)      (5,991)
                                                                            ----------          ----------
                                                                     Total interest                 49,623              52,616
                                                                            ----------          ----------

                                                                     Net income                 $  142,202          $  160,497
                                                                            ==========          ==========


                     Statements of Retained Earnings

Retained earnings at beginning of period             $  386,242   $  368,443
Net income                                              142,202      160,497
Dividends declared on cumulative preferred stock         (2,075)      (3,252)
Dividends declared on common stock                     (133,835)    (138,996)
Premium on redemption of preferred stock                                (450)
                                                                            ----------          ----------
Retained earnings at end of period                   $  392,534   $  386,242
                                                                            ==========          ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      June 30,    December 31,
                                  ASSETS               1997           1996
                                  ------               ----           ----
                                                             (In Thousands)
Utility plant, at original cost                        $3,033,643   $2,991,797
 Less accumulated provisions for depreciation
   and amortization                                     1,157,488    1,118,340
                                                       ----------   ----------
                                                        1,876,155    1,873,457
Construction work in progress                              25,142       36,836
                                                       ----------   ----------
      Net utility plant                                 1,901,297    1,910,293
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        49,464       47,902
 Non-utility property and other investments                30,783       30,591
                                                       ----------   ----------
      Total investments                                    80,247       78,493
                                                       ----------   ----------
Current assets:
 Cash                                                         738        3,046
 Accounts receivable:
   Affiliated companies                                   219,936      201,370
   Accrued NEEI revenues                                   16,888       21,648
   Others                                                  26,984       23,219
 Fuel, materials, and supplies, at average cost            64,817       58,709
 Prepaid and other current assets                          23,059       25,050
                                                       ----------   ----------
      Total current assets                                352,422      333,042
                                                       ----------   ----------
Deferred charges and other assets                         294,456      325,887
                                                       ----------   ----------
                                                       $2,628,422   $2,647,715
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares         $  128,998   $  128,998
 Premiums on capital stocks                                86,779       86,779
 Other paid-in capital                                    289,818      289,818
 Retained earnings                                        392,534      400,610
                                                       ----------   ----------
      Total common equity                                 898,129      906,205
 Cumulative preferred stock, par value $100 per share      39,666       39,666
 Long-term debt                                           647,613      733,006
                                                       ----------   ----------
      Total capitalization                              1,585,408    1,678,877
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                            53,000        3,000
 Short-term debt (including $5,700,000 and $5,275,000
   to affiliates)                                         132,925       93,600
 Accounts payable (including $22,331,000 and $25,301,000
   to affiliates)                                         124,953      127,226
 Accrued liabilities:
   Taxes                                                    1,719        8,158
   Interest                                                 8,760        9,668
   Other accrued expenses                                  12,991       16,577
 Dividends payable                                         35,474       27,412
                                                       ----------   ----------
      Total current liabilities                           369,822      285,641
                                                       ----------   ----------
Deferred federal and state income taxes                   378,083      382,164
Unamortized investment tax credits                         54,475       55,486
Other reserves and deferred credits                       240,634      245,547
                                                       ----------   ----------
                                                       $2,628,422   $2,647,715
                                                       ==========   ==========
The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                         1997          1996
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 57,460     $ 67,741
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           44,713       55,760
   Deferred income taxes and
     investment tax credits, net                           (3,807)      (2,388)
   Allowance for funds used during construction              (651)        (267)
   Decrease (increase) in accounts receivable             (17,571)       4,982
   Decrease (increase) in fuel, materials, and supplies    (6,108)      (9,078)
   Decrease (increase) in prepaid and other current assets  1,991         (580)
   Increase (decrease) in accounts payable                 (2,273)     (22,286)
   Increase (decrease) in other current liabilities       (10,933)       3,813
   Other, net                                              22,760       10,349
                                                         --------     --------
      Net cash provided by operating activities          $ 85,581     $108,046
                                                         --------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(34,082)    $(42,767)
   Other investing activities                                (158)
                                                         --------     --------
      Net cash used in investing activities              $(34,240)    $(42,767)
                                                         --------     --------

Financing Activities:
   Dividends paid on common stock                        $(56,437)    $(61,274)
   Dividends paid on preferred stock                       (1,037)      (1,536)
   Changes in short-term debt                              39,325       20,625
   Long-term debt - issues                                              39,850
   Long-term debt - retirements                           (35,500)     (49,850)
   Redemption of preferred stock                                       (15,000)
   Premium on redemption of preferred stock                               (450)
                                                         --------     --------

      Net cash provided by (used in) financing activities$(53,649)    $(67,635)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $ (2,308)    $ (2,356)

Cash and cash equivalents at beginning of period            3,046        2,607
                                                         --------     --------
Cash and cash equivalents at end of period               $    738     $    251
                                                         ========     ========


The accompanying notes are an integral part of these financial statements.

Note A - Investments in Nuclear Units
-------------------------------------

   A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which New England Power Company (the Company) has investments is as follows:

                       Quarters Ended                       Six Months Ended
                                            June 30,
                       ----------------------------------------
                               1997 1996                 1997 1996
                               ---- ----                 ---- ----
                                    (In Thousands)
 Operating revenue               $205,295   $163,406   $381,322                 $318,521
                                 ========   ========   ========                 ========
 Net income                      $  6,602   $  7,884   $ 14,981                 $ 15,272
                                 ========   ========   ========                 ========
 Company's equity in
  net income                     $  1,125   $  1,474   $  2,621                 $  2,818
                                 ========   ========   ========                 ========

                                          June 30,                            December 31,
                                            1997                                            1996
                                            ----                                            ----
                                                           (In Thousands)

 Net plant                                 $   423,040      $   401,049
 Other assets                                2,173,646        2,031,336
 Liabilities and debt                       (2,330,022)      (2,177,068)
                                           -----------      -----------
 Net assets                                $   266,664      $   255,317
                                           ===========      ===========
 Company's equity in net assets            $    49,464      $    47,902
                                           ===========      ===========

   At June 30, 1997, $15,520,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

Millstone 3

   The Company is a 12 percent joint owner of the 1,150 megawatt
(MW) Millstone 3 nuclear generating unit (Millstone 3). In April 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3, which has experienced numerous technical and nontechnical problems, to remain shut down pending verification that the unit's operations

-------------------------------------

are in accordance with NRC regulations and the unit's operating license. Millstone 3 is operated by a subsidiary of Northeast Utilities (NU). The Company is not an owner of Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

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

   In 1996, the Company incurred $10 million of actual costs related to corrective actions associated with the outage and also accrued a liability at December 31, 1996 of approximately $3 million for its share of future corrective action costs. In May 1997, the Company was informed by NU that additional costs are likely to be incurred in 1997, of which the Company's share is approximately $10 million. Approximately $3 million of this increase is in connection with corrective actions and was, therefore, recorded in the second quarter of 1997. There is no assurance that the Company's share of the actual additional costs will be limited to $10 million. During the outage, the Company is also incurring approximately $1.6 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

   Several criminal investigations related to Millstone 3 are ongoing. The NRC has identified numerous apparent violations of its regulations which may result in the assessment of civil penalties. The Company and other minority owners of Millstone 3 are assessing their legal rights with respect to NU's operation of Millstone 3.

Maine Yankee

   The Company has a 20 percent equity ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. On May 27, 1997, the Maine Yankee Board of Directors announced that the economic viability of the station was under review and the station would likely be permanently shut down unless a buyer can be found. PECO Energy Co. has expressed interest in purchasing the Maine Yankee plant, and discussions are currently ongoing. The Company cannot predict

-------------------------------------

whether these discussions will result in the sale of the Maine
Yankee plant.

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

   Over the past few years, the Maine Yankee nuclear generating plant has experienced numerous technical and nontechnical problems. Prior to the May 27, 1997 announcement, and in response to an independent safety assessment conducted by the NRC, Maine Yankee had planned to spend more than $50 million in 1997 on operational improvements. In addition, management had identified approximately $34 million in additional expenditures it proposed to make in 1997. Following the announcement, expenditures were cut back substantially pending a decision on the future of the unit.

   Under a confirmatory action letter issued by the NRC on December 18, 1996, and supplemented on January 30, 1997, Maine Yankee must fulfill certain commitments before its plant will be allowed by the NRC staff to return to service. Because of regulatory and other uncertainties faced by Maine Yankee, as well as the unit's questionable economics, the Company cannot predict whether or when Maine Yankee will return to service, but it is not likely to return to service unless a buyer can be found. During the outage, the Company is incurring approximately $1.8 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

General

   The Millstone 3 and Maine Yankee nuclear generating units are currently shut down and have been placed on the NRC "Watch List", signifying that their safety performance exhibits sufficient weakness to warrant increased NRC attention. Neither may restart without NRC approval.

   In October 1996, the NRC issued letters to operators of nuclear power plants requiring them to document that the plants are operated and maintained within their design and licensing bases, and that any deviations are reconciled in a timely manner. The Seabrook 1, Maine Yankee, and Vermont Yankee nuclear power plants responded to the NRC letters in February 1997. The NRC is still assessing the responses.

-------------------------------------

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

   The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. The Company is a wholly-owned subsidiary of New England Electric System (NEES). NEES subsidiaries have an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also

------------------------

significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES companies have received recovery amounts from certain insurers, and, where appropriate, intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.

   In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which become effective in 1997. These new rules do not have a material effect on the Company's financial position or results of operations.


Note C - Town of Norwood Dispute
--------------------------------

   In April 1997, the Town of Norwood, Massachusetts filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The Company is the wholesale electric supplier for Norwood pursuant to rates approved by the Federal Energy Regulatory Commission (FERC). Norwood alleges that the Company's proposal to divest its power generation assets violates the terms of a 1983 agreement settling an antitrust lawsuit brought by Norwood against the Company. Norwood also alleges that the Company's proposed divestiture plan and recovery of stranded investment costs contravene Federal antitrust laws. Norwood seeks that the Company be permanently enjoined from refusing to comply with the terms of the 1983 settlement agreement by divesting its generation assets or from charging unjust and unreasonable rates to Norwood. Norwood also seeks to recover treble damages of $450,000,000. The Company believes that its divestiture plan will promote competition in the wholesale power generation market and that it has met and will continue to meet its contractual commitments to Norwood. Since the original filing, the Company has filed a motion to dismiss the lawsuit based on its belief that Norwood's claims are within the FERC's exclusive jurisdiction. Norwood has filed a motion for summary judgement and in the alternative for a preliminary injunction restraining the divestiture of the Company's generating business. The court has scheduled a hearing on the Company's and Norwood's motions in September.

--------------------------------

   Norwood also opposed the Company's proposed restructuring settlements for Massachusetts and Rhode Island. In July 1997, a FERC Administrative Law Judge (ALJ) certified the Company's proposed settlements to the full FERC Commission. The FERC ALJ concluded that Norwood failed to present any genuine issues of material fact, the effects of the settlement on Norwood are indirect, and adequate remedies exist to protect Norwood against adverse consequences should they occur in the future. This certification now clears the way for the FERC Commissioners to rule on the restructuring settlements. A decision from the FERC is expected later in 1997.


Note D - Hydro-Quebec Arbitration
---------------------------------

   In 1996, various New England Utilities which are members of the New England Power Pool, including the Company, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages. If Hydro-Quebec were to prevail, the Company's share of such damages would be approximately $6-$9 million. The claims involve a dispute over the components of a pricing formula and additional costs under the contract. With respect to on-going claims, the Company has been paying Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) since July 1996 under protest and subject to refund. A decision by the arbitrator is expected in September 1997.


Note E
------

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

Earnings
--------

    Net income for the second quarter and first six months of 1997 decreased $7 million and $10 million, respectively, compared with the corresponding periods in 1996. These decreases were due to increased operation and maintenance costs and increased purchased electric energy costs excluding fuel. In addition, although sales in the second quarter were relatively flat, sales in the first quarter decreased due to milder weather. These decreases in income were partially offset by a transmission rate increase and a decrease in depreciation and amortization expense.

Industry Restructuring
----------------------

    For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, see the "Industry
Restructuring" section in the Company's Form 10-K for 1996.

Industry Restructuring Update

    As previously reported, the Massachusetts settlement and the Rhode Island statute and related settlement covering customer choice and electric utility restructuring provide for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable through the divestiture of the Company's generating business. The Company is a wholly-owned subsidiary of New England Electric System (NEES). The Massachusetts settlement was approved by the Massachusetts Department of Public Utilities (MDPU) and a companion wholesale settlement is now pending final approval before the Federal Energy Regulatory Commission (FERC). A Rhode Island settlement reached in May 1997 among the Company, The Narragansett Electric Company (a retail subsidiary of NEES), the Rhode Island Public Utilities Commission (RIPUC) and the Rhode Island Division of Public Utilities and Carriers to implement the stranded cost recovery provisions of the Utility Restructuring Act of 1996 is also pending before the FERC. FERC action is expected later in 1997.

Divestiture of Generation Business

    Under the Massachusetts and Rhode Island settlements and the Rhode Island statute, the NEES companies must complete the divestiture of their nonnuclear generating business within six months of the later of the commencement of retail choice in Massachusetts or the receipt of all necessary regulatory approvals.

    In July 1997, the NEES companies received binding proposals for the purchase of their nonnuclear generating business. These proposals are currently being evaluated. The NEES companies hope to announce a purchase and sale agreement in the near future. Closing would be conditioned upon the receipt of regulatory approvals, which are expected to take at least six to 12 months following the execution of purchase and sale agreements. At December 31, 1996, the undepreciated book value of nonnuclear net generating plant was approximately $1.1 billion.

    As part of the divestiture plan, the Company will endeavor to sell, or otherwise transfer, its minority interest in four nuclear power plants to nonaffiliates. In addition, New England Energy Incorporated (NEEI) is planning to sell its oil and gas properties, the cost of which is supported by the Company through fuel purchase contracts.

    The NEES companies have reached an agreement with all three of its unions regarding benefits and other assistance, including early retirement and severance programs, to union employees that are affected by the restructuring of the electric utility industry and the NEES companies divestiture of its generation business. The NEES companies have also announced similar early retirement and severance programs for management employees. The NEES companies anticipate that industry restructuring and divestiture will lead to workforce reductions. The expected cost of such programs will be substantially recovered from the proceeds of the sale of the generating business.

Massachusetts

    On May 20, 1997, the Utility Workers Union of America and the
Massachusetts Alliance of Utility Unions withdrew their appeal to the Massachusetts Supreme Judicial Court of the MDPU approval of the Massachusetts settlement.

    Several bills are pending before the Massachusetts legislature on electric utility industry restructuring, including comprehensive legislation introduced by former Governor Willam F. Weld and by the legislature's Joint Committee on Electric Restructuring. These bills cover many of the topics addressed in the settlement, including the extent to which stranded costs may be recovered, and could impact the implementation of the settlement.

Rhode Island

    In July 1997, the Governor of Rhode Island signed into law bills further implementing utility restructuring in Rhode Island. The Securitization Act establishes a framework at the RIPUC for utilities to seek approval for the issuance of bonds secured by customers obligations to pay stranded cost charges. The 1997 Amendments to the Utility Restructuring Act modify the law so that utilities will not have to transfer their transmission assets to another company and make other technical amendments.

Accounting Implications

    Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. At December 31, 1996, the Company had approximately $340 million in net regulatory assets in compliance with FAS 71. In addition, the Company's affiliate, NEEI, had a regulatory asset of approximately $150 million at December 31, 1996, which is recoverable in its entirety from the Company.

    In response to concerns expressed by the staff of the Securities and Exchange Commission, the Emerging Issues Task Force
(EITF) of the Financial Accounting Standards Board took under consideration how FAS 71 should be applied in light of recent changes within the regulated utility industry. In July 1997, the EITF concluded that a utility whose ongoing generation operations would not permit the application of FAS 71, but had otherwise received approval to recover stranded costs through regulated transmission and distribution rates, would be permitted to continue to apply FAS 71 to the recovery of the stranded costs.

    The Massachusetts and Rhode Island settlements and the Rhode Island statute each provide for full recovery of the sunk costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable from the proceeds of the divestiture of the Company's generating business. FERC approval is still required for the Massachusetts and Rhode Island settlements. The cost of these assets would be recovered as part of a transition access charge imposed on all distribution customers. After the proposed divestiture, substantially all of the Company's business, including the recovery of its stranded costs, would remain under cost-based rate regulation. Specifically, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. The principal exception is the provision of the settlements providing for a 80/20 sharing between customers and shareholders of the going forward costs and revenues related to the Company's operating nuclear interests. The Company believes these factors and the EITF conclusion will allow it to continue to apply FAS 71 and that no impairment of plant assets will exist under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). Any gain or loss from the divestiture of generating assets and oil and gas assets will be recorded as a regulatory liability or asset to be reflected through the ongoing transition access charge. The Company will be required to cease to apply FAS 71 to the 20 percent of its ongoing nuclear operations described above.

    Despite the progress made to date in Massachusetts and Rhode Island, it is possible that the final restructuring plans ultimately ordered by regulatory bodies may not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets related to the affected operations would be required. In addition, write-downs of plant assets under FAS 121 could be required, including a write-off of any gain or loss from the divestiture of the generating business.

Brayton Point
-------------

    In October 1996, the Environmental Protection Agency (EPA) announced it was beginning a process to determine whether to modify or revoke and reissue the Company's water discharge permit for its Brayton Point 1,576 megawatt power plant. This action came two years before the permit expiration date. The EPA stated it took this step in response to a request from the Rhode Island Department of Environmental Management (RIDEM). A RIDEM report asserted a statistical correlation between the decline in the fish population in Mount Hope Bay and a change in operations at Brayton Point that occurred in the mid-1980's.

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

However, permit changes may substantially impact the plant's capacity and ability to produce energy and/or require substantial capital expenditures to construct equipment to address the concerns raised by the environmental agencies.

Year 2000 Computer Issues
-------------------------

    In the next two-and-one-half years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The NEES companies began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the NEES companies' centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The NEES companies believe they will incur approximately $20 million of costs between now and January 1, 2000, associated with making the necessary modifications identified to date to the centralized systems. Noncentralized systems are currently being reviewed for Year 2000 problems. The NEES companies are unable to predict the costs to be incurred for correction of such noncentralized systems, but expect the scope and schedule for such work to be less complex than for its centralized information systems.

Operating Revenue
-----------------

    The following table summarizes the changes in operating revenue:

             Increase (Decrease) in Operating Revenue

                                   Second Quarter    Six Months
                                   --------------   ------------
                                    1997 vs 1996    1997 vs 1996
                                   --------------   ------------
                                           (In Millions)

Fuel recovery                                    $13               $53
Narragansett Electric integrated
 facilities credit                                 2                 3
Sales                                              -                (7)
Stranded investment recovery                       2                 4
Other (including
 transmission revenues)                            4                 6
                                                 ---               ---
                                                 $21               $59
                                                 ===               ===

   For a discussion of fuel recovery, see the fuel costs discussion in the "Operating Expenses" section.

   The entire output of The Narragansett Electric Company's (Narragansett Electric) (a wholly-owned retail subsidiary of NEES) generating capacity is made available to the Company. Narragansett Electric receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs.

   Sales decreased in the first six months due to a decrease in peak demand billing as a result of milder weather in the first quarter of 1997.

   The stranded investment recovery represents amounts being recovered in connection with retail wheeling pilot programs instituted by Massachusetts Electric Company and Granite State Electric Company (wholly-owned retail subsidiaries of NEES).

   The increase in other revenues is primarily due to a transmission rate increase that went into effect in mid-1996.

Operating Expenses
------------------

   The following table summarizes the changes in operating expenses:

           Increase (Decrease) in Operating Expenses

                                   Second Quarter  Six Months
                                   --------------  ------------
                                    1997 vs 1996   1997 vs 1996
                                   --------------  ------------
                                          (In Millions)

Fuel costs                                         $14           $ 54
Purchased energy, excluding fuel                     4              6
Operation and maintenance                           22             28
Depreciation and amortization                       (5)           (10)
Taxes                                               (4)            (5)
                                                   ---           ----
                                                   $31           $ 73
                                                   ===           ====

   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. The increase in fuel costs in the second quarter and first six months of 1997 primarily reflects increased power supply to other utilities and increased replacement power costs due to the reduced generation from partially owned nuclear units. See "Investments in Nuclear Units" section in the "Notes to the Unaudited Financial Statements".

   The portion of purchased electric energy costs not recovered through the Company's fuel clause is shown as purchased energy, excluding fuel. The increase in purchased power costs during the first two quarters of 1997 reflects overhaul and repair costs relating to the Maine Yankee nuclear power plant and an overhaul at the Ocean State Power plant, partially offset by reduced capacity purchases and reduced purchased power costs from the Connecticut Yankee nuclear power plant, primarily due to a one-time property tax settlement.

   The decrease in depreciation and amortization expense reflects the completion of the amortization of the Company's pre-1988 investment in the Seabrook 1 nuclear unit and the Company's investment in the canceled Seabrook 2 nuclear unit. In accordance with a 1995 settlement agreement, upon completion of the amortization of Seabrook 1 and Seabrook 2, the Company agreed to accelerate its amortization of previously deferred costs associated with postretirement benefits other than pensions (PBOPs).

   The increase in operation and maintenance expense for the six month period is due in part to the increase in PBOP expenses as well as increased maintenance costs of partially owned nuclear generating facilities, Millstone 3 and Seabrook 1. Other increases in operation and maintenance expenses resulted from the Company's share of costs associated with the restoration to service of previously idled generating facilities throughout New England, in response to a tightening regional power supply, as well as an overall increase in general and administrative costs.

Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $34 million for the first six months of 1997. The funds necessary for utility plant expenditures during the period were primarily provided by net cash from operating activities, after the payment of dividends.

   In the first six months of 1997, the Company retired $35 million of mortgage bonds and increased its short-term debt outstanding by $39 million.

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

   At June 30, 1997, the Company had $133 million of short-term debt outstanding, including $127 million of commercial paper borrowings. At June 30, 1997, the Company had lines of credit and standby bond purchase facilities with banks totaling $520 million which are available to provide liquidity support for commercial paper borrowings and for $372 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at June 30, 1997.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Information concerning restructuring dockets before the Federal Energy Regulatory Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

     Information concerning a lawsuit filed against the Company by the Town of Norwood, Massachusetts, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

     Information concerning arbitration of a dispute regarding the Company's purchased power contract with Hydro-Quebec discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     On April 16, 1997, the Annual Meeting of Shareholders was held.

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

     Coopers & Lybrand was also selected as Auditor for the year
1997.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing Financial Data Schedules.

     The Company filed reports on Form 8-K dated April 16, 1997 and July 14, 1997, each containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY


                                s/Michael E. Jesanis


                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date:  July 31, 1997