Form 10-Q
period 1997-09-30
NEW ENGLAND POWER CO
filed 1997-11-13
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at September 30, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                Quarter             Nine Months
                                                --------                  -----------
                                            1997      1996      1997       1996
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $443,774   $431,420$1,277,871     $1,206,881
                                          --------  -------- --------------------

Operating expenses:
  Fuel for generation                       90,580    95,751    284,368   250,741
  Purchased electric energy                134,606   126,203    406,011   376,492
  Other operation                           57,570    49,947    184,798   153,234
  Maintenance                               20,458    19,724     66,964    62,696
  Depreciation and amortization             26,929    26,510     70,334    79,540
  Taxes, other than income taxes            16,690    16,300     51,713    50,249
  Income taxes                              32,406    33,203     68,468    75,242
                                          --------  -------- --------------------
       Total operating expenses            379,239   367,638  1,132,656 1,048,194
                                          --------  -------- --------------------
       Operating income                     64,535    63,782    145,215   158,687

Other income:
  Equity in income of nuclear power companies1,260     1,324      3,881     4,142
  Other income (expense), net               (1,366)      844     (3,780)     (748)
                                          --------  -------- --------------------
       Operating and other income           64,429    65,950    145,316   162,081
                                          --------  -------- --------------------

Interest:
  Interest on long-term debt                10,427    11,046     31,599    33,855
  Other interest                             2,244     2,336      5,150     8,184
  Allowance for borrowed funds used during
   construction                               (261)        9       (912)     (258)
                                          --------  -------- --------------------
       Total interest                       12,410    13,391     35,837    41,781
                                          --------  -------- --------------------

       Net income                         $ 52,019  $ 52,559 $  109,479$  120,300
                                          ========  ======== ====================



                         Statements of Retained Earnings


Retained earnings at beginning of period  $392,534  $386,242 $  400,610$  385,309
Net income                                  52,019    52,559    109,479   120,300
Dividends declared on cumulative
  preferred stock                             (519)     (519)    (1,556)   (2,055)
Dividends declared on common stock         (35,475)  (41,924)   (99,974) (106,746)
Premium on redemption of preferred stock                                     (450)
                                          --------  -------- --------------------
Retained earnings at end of period        $408,559  $396,358 $  408,559$  396,358
                                          ========  ======== ====================

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                       NEW ENGLAND POWER COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                         1997                  1996
                                                         ----                  ----
                                                                (In Thousands)
Operating revenue, principally from affiliates       $1,671,299  $1,586,190
                                                     ----------  ----------
Operating expenses:
  Fuel for generation                                   376,172     324,405
  Purchased electric energy                             538,429     505,209
  Other operation                                       235,020     208,939
  Maintenance                                            83,386      85,264
  Depreciation and amortization                          95,003     102,501
  Taxes, other than income taxes                         67,880      65,606
  Income taxes                                           85,120      93,378
                                                     ----------  ----------
       Total operating expenses                       1,481,010   1,385,302
                                                     ----------  ----------
       Operating income                                 190,289     200,888

Other income:
  Allowance for equity funds used during construction                   258
  Equity in income of nuclear power companies             4,898       5,616
  Other income (expense), net                            (4,883)       (546)
                                                     ----------  ----------
       Operating and other income                       190,304     206,216
                                                     ----------  ----------

Interest:
  Interest on long-term debt                             42,855      45,791
  Other interest                                          7,032      11,702
  Allowance for borrowed funds used during construction  (1,245)     (2,649)
                                                     ----------  ----------
       Total interest                                    48,642      54,844
                                                     ----------  ----------

       Net income                                    $  141,662  $  151,372
                                                     ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period             $  396,358  $  387,345
Net income                                              141,662     151,372
Dividends declared on cumulative preferred stock         (2,075)     (2,913)
Dividends declared on common stock                     (127,386)   (138,996)
Premium on redemption of preferred stock                               (450)
                                                     ----------  ----------
Retained earnings at end of period                   $  408,559  $  396,358
                                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1997          1996
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                        $3,044,245   $2,991,797
 Less accumulated provisions for depreciation
   and amortization                                     1,176,595    1,118,340
                                                       ----------   ----------
                                                        1,867,650    1,873,457
Construction work in progress                              29,136       36,836
                                                       ----------   ----------
      Net utility plant                                 1,896,786    1,910,293
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        50,370       47,902
 Non-utility property and other investments                30,805       30,591
                                                       ----------   ----------
      Total investments                                    81,175       78,493
                                                       ----------   ----------
Current assets:
 Cash                                                       1,273        3,046
 Accounts receivable:
   Affiliated companies                                   229,027      201,370
   Accrued NEEI revenues                                   21,551       21,648
   Others                                                  24,630       23,219
 Fuel, materials and supplies, at average cost             57,332       58,709
 Prepaid and other current assets                          21,557       25,050
                                                       ----------   ----------
      Total current assets                                355,370      333,042
                                                       ----------   ----------
Deferred charges and other assets                         464,623      325,887
                                                       ----------   ----------
                                                       $2,797,954   $2,647,715
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares         $  128,998   $  128,998
 Premiums on capital stocks                                86,779       86,779
 Other paid-in capital                                    289,818      289,818
 Retained earnings                                        408,559      400,610
 Unrealized gain on securities, net                            29
                                                       ----------   ----------
      Total common equity                                 914,183      906,205
 Cumulative preferred stock, par value $100 per share      39,666       39,666
 Long-term debt                                           647,666      733,006
                                                       ----------   ----------
      Total capitalization                              1,601,515    1,678,877
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                            53,000        3,000
 Short-term debt (including $1,475,000 and $5,275,000
   to affiliates)                                          97,950       93,600
 Accounts payable (including $32,630,000 and $25,301,000
   to affiliates)                                         127,963      127,226
 Accrued liabilities:
   Taxes                                                   13,567        8,158
   Interest                                                 9,537        9,668
   Other accrued expenses                                  15,392       16,577
 Dividends payable                                         35,475       27,412
                                                       ----------   ----------
      Total current liabilities                           352,884      285,641
                                                       ----------   ----------
Deferred federal and state income taxes                   375,134      382,164
Unamortized investment tax credits                         53,969       55,486
Other reserves and deferred credits                       414,452      245,547
                                                       ----------   ----------
                                                       $2,797,954   $2,647,715
                                                       ==========   ==========
The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1997         1996
                                                         ----         ----
                                                             (In Thousands)
Operating Activities:
   Net income                                           $ 109,479   $ 120,300
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           72,821      82,756
   Deferred income taxes and investment tax credits, net   (7,107)     (4,002)
   Allowance for funds used during construction              (912)       (258)
   Decrease (increase) in accounts receivable             (28,971)    (33,061)
   Decrease (increase) in fuel, materials, and supplies     1,377     (12,522)
   Decrease (increase) in prepaid and other current assets  3,493       2,959
   Increase (decrease) in accounts payable                    737     (11,074)
   Increase (decrease) in other current liabilities         4,093      12,874
   Other, net                                              18,823      25,350
                                                        ---------   ---------
      Net cash provided by operating activities         $ 173,833   $ 183,322
                                                        ---------   ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $ (50,822)  $ (54,992)
   Other investing activities                                (167)       (113)
                                                        ---------   ---------
      Net cash used in investing activities             $ (50,989)  $ (55,105)
                                                        ---------   ---------

Financing Activities:
   Dividends paid on common stock                       $ (91,911)  $ (97,071)
   Dividends paid on preferred stock                       (1,556)     (2,055)
   Redemption of preferred stock                                      (20,900)
   Long-term debt - issues                                             39,850
   Long-term debt - retirements                           (35,500)    (49,850)
   Changes in short-term debt                               4,350        (775)
   Gain on redemption of preferred stock, net                           1,369
                                                        ---------   ---------
      Net cash used in financing activities             $(124,617)  $(129,432)
                                                        ---------   ---------

Net increase (decrease) in cash and cash equivalents    $  (1,773)  $  (1,215)

Cash and cash equivalents at beginning of period            3,046       2,607
                                                        ---------   ---------
Cash and cash equivalents at end of period              $   1,273   $   1,392
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

Note A - Investments in Nuclear Units
-------------------------------------

   A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which New England Power Company (the Company) has investments is as follows:

                         Quarters Ended                   Nine Months Ended
                                           September 30,
                       ----------------------------------------
                               1997 1996                 1997 1996
                               ---- ----                 ---- ----
                                    (In Thousands)
 Operating revenue               $142,156   $134,570   $523,478                 $453,091
                                 ========   ========   ========                 ========
 Net income                      $  6,604   $  4,286   $ 21,585                 $ 19,558
                                 ========   ========   ========                 ========
 Company's equity in
  net income                     $  1,260   $  1,324   $  3,881                 $  4,142
                                 ========   ========   ========                 ========

                                       September 30,                          December 31,
                                           1997                                  1996
                                           ----                                  ----
                                                            (In Thousands)

 Net plant                                 $   420,918      $   401,049
 Other assets                                2,225,215        2,031,336
 Liabilities and debt                       (2,374,643)      (2,177,068)
                                           -----------      -----------
 Net assets                                $   271,489      $   255,317
                                           ===========      ===========
 Company's equity in net assets            $    50,370      $    47,902
                                           ===========      ===========

   At September 30, 1997, $16,427,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

Millstone 3

   The Company is a 12 percent joint owner of the 1,150 megawatt
(MW) Millstone 3 nuclear generating unit (Millstone 3). Millstone 3 is operated by Northeast Nuclear Energy Company, a subsidiary of Northeast Utilities (NU). In April 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3, which has experienced

-------------------------------------

numerous technical and nontechnical problems, to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. The Company is not an owner of Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders. Millstone 3 has been placed on the NRC "Watch List," signifying that its safety performance exhibits sufficient weakness to warrant increased NRC attention.

   A number of significant prerequisites must be fulfilled prior to restart of Millstone 3, including certification by NU that the unit adequately conforms to its design and licensing bases, an independent verification of corrective actions taken at the unit, an NRC assessment concluding a culture change has occurred, public hearings, and a vote of the NRC Commissioners. The Company cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that the restart of the unit is not likely until the second quarter of 1998 at the earliest.

   In 1996, the Company's Millstone 3 costs, excluding fuel, increased by $9 million (all of which occurred in the first nine months of 1996). During the first nine months of 1997 the Company's Millstone 3 costs increased an additional $2 million over prior year levels. The Company expects its level of Millstone 3 costs in the fourth quarter to be $7 million higher than during the fourth quarter of 1996. Since April 1996, the Company has also incurred an estimated $30 million in incremental replacement power costs, which NEP has been recovering from customers through its fuel clause. During the outage, the Company is incurring incremental replacement power costs of approximately $1.8 million per month.

   Several criminal investigations related to Millstone 3 are ongoing. The NRC and the Connecticut Department of Environmental
Protection have identified numerous apparent violations which may result in the assessment of substantial civil penalties.

   On August 7, 1997, the Company filed suit against NU in Massachusetts Superior Court, Worcester County for damages resulting from the tortious conduct of NU relating to Millstone 3. The Company is seeking compensation for the losses it has suffered, including the costs of the lost power and costs necessary to assure that Millstone 3 can safely return to operation. The Company also seeks punitive damages.

-------------------------------------

   The Company, on August 7, 1997, also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with the Company and others regarding the operation and ownership of Millstone 3.

Maine Yankee

   The Company has a 20 percent equity ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. After an extensive review of the economic viability of the station, the Maine Yankee Board of Directors voted to permanently shut down and decommission the station. The Maine Public Utilities Commission (MPUC) has opened a proceeding to review the prudence of the decision to close the Maine Yankee plant, and whether the decision resulted from imprudent operation of the plant. Maine Yankee intends to assert that the MPUC jurisdiction is preempted by Federal Energy Regulatory Commission (FERC) regulation.

   In September 1997, the Department of Justice announced that no criminal charges will be filed following a review of a NRC investigatory report for possible criminal violations related to the Maine Yankee station. Civil fines may be assessed by the NRC based upon several investigations and inspections, including its independent safety assessment.

   At September 30, 1997, the Company's net investment in Maine Yankee was $15 million. The Company estimates that Maine Yankee's future billings to the Company to recover investments in the plant and costs to shutdown and decommission the plant will be at least $175 million. Such billings are subject to FERC approval. This figure reflects an updated decommissioning study. These estimated costs have been recorded as an accrued liability with an offsetting regulatory asset in the expectation that the costs would be recoverable from customers.

   In the 1970s the Company and several other shareholders (Sponsors) of Maine Yankee entered into 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlement to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New

-------------------------------------

England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase Agreements, claiming that such agreements excuse further payments upon station shutdown. The Company has notified the Secondary Purchasers that the shutdown does not relieve them of their obligation to make payments under the Secondary Purchase Agreements and that they are in default of such agreements. As these Secondary Purchase Agreements are between the Sponsors and the Secondary Purchasers, Maine Yankee has billed the Sponsors for payment as a result of nonpayment by the Secondary Purchasers.
This results in incremental monthly billings to the Company of between $140,000 and $325,000 over the next several years. In the event that no further payments are forthcoming from Secondary Purchasers, the Company's share of these incremental costs would be approximately $11 million, which the Company expects would be recoverable from customers under stranded cost settlements. These costs are not included in the $175 million estimate discussed above.

Yankee Atomic

   The Company has a 30 percent ownership interest in Yankee Atomic Electric Company (Yankee Atomic). On October 15, 1997, the Yankee Atomic Board of Directors announced it had accepted a proposal by Duke Engineering & Services, a unit of Duke Energy Corp., to acquire Yankee Atomic's Nuclear Services Division. Closing is expected to take place later in 1997. Yankee Atomic will continue to own the Yankee nuclear power plant in Rowe, Massachusetts and be responsible for its decommissioning. This transaction will not result in any signifcant financial impact to the Company.

General

   On October 24, 1997, the Citizen's Awareness Network and Nuclear Information and Resource Service filed a petition with the NRC which would require formal approval of a plant decommissioning plan for the Connecticut Yankee and Maine Yankee plants. The Company cannot predict what impact, if any, this action, or resulting appeals, will have on the cost of decommissioning the plants.

   In October 1996, the NRC issued letters to operators of nuclear power plants requiring them to document that the plants are

-------------------------------------

operated and maintained within their design and licensing bases, and that any deviations are reconciled in a timely manner. The Seabrook 1 and Vermont Yankee nuclear power plants responded to the NRC letters in February 1997. The NRC is still assessing the responses.

   Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, are increasing rapidly and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased NRC scrutiny.

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

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the

------------------------

investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The NEES companies have recovered amounts from certain insurers, and, where appropriate, are seeking or intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

   In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which became effective in 1997. These new rules do not have a material effect on the Company's financial position or results of operations.

Note C - Town of Norwood Dispute
--------------------------------

   In April 1997, the Town of Norwood, Massachusetts filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The Company is the wholesale electric supplier for Norwood pursuant to rates approved by the FERC. Norwood alleges that the Company's proposal to divest its power generation assets violates the terms of a 1983 agreement settling an antitrust lawsuit brought by Norwood against the Company. Norwood also alleges that the Company's proposed divestiture plan and recovery of stranded investment costs contravene federal antitrust laws. Norwood seeks that the Company be permanently enjoined from refusing to comply with the terms of the 1983 settlement agreement by divesting its generation assets or from charging unjust and unreasonable rates to Norwood. Norwood also seeks to recover treble damages of $450 million. The Company believes that its divestiture plan will promote competition in the wholesale power generation market and that it has met and will continue to meet its contractual commitments to Norwood. Since the original filing, the Company filed a motion to dismiss the lawsuit based on its belief that Norwood's claims are within the FERC's exclusive jurisdiction. Norwood filed a motion for summary judgement and in the alternative for a preliminary injunction restraining the divestiture of the Company's generating business. In September 1997, the court denied Norwood's request for a preliminary injunction, and took the other motions under advisement.

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

Note D - Hydro-Quebec Arbitration
---------------------------------

   In 1996, various New England utilities which are members of the New England Power Pool, including the Company, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages, of which the Company's share would have been approximately $6-$9 million. The claims involved a dispute over the components of a pricing formula and additional costs under the contract. With respect to on-going claims, the Company had been paying Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) since July 1996 under protest and subject to refund. In October 1997, an arbitrator ruled in favor of the New England utilities in all respects. The Company has made a demand for refund. Hydro-Quebec has not yet refunded any monies and plans to appeal the decision. On November 9, 1997, the Company and the other utilities began a second arbitration to enforce the first decision. Refunds received from Hydro-Quebec will be passed on to customers through the Company's fuel clause.

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

 This section contains management's assessment of New England
Power Company's (the Company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1996 Annual Report on Form 10-K.

Earnings
--------

    Net income for the third quarter and first nine months of 1997 decreased $1 million and $11 million, respectively, compared with the corresponding periods in 1996. These decreases were due to increased operation and maintenance costs and increased year-to-date purchased electric energy costs excluding fuel. These decreases in income were partially offset by a transmission rate increase.

Industry Restructuring
----------------------

    For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, see the "Industry
Restructuring" section in the Company's Form 10-K for 1996.

Industry Restructuring Update

    As previously reported, the Massachusetts settlement and the Rhode Island statute and related settlement covering customer choice and electric utility restructuring provide for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable through the divestiture of the Company's generating business. The Company is a wholly-owned generation and transmission subsidiary of New England Electric System (NEES). The Massachusetts settlement was approved by the Massachusetts Department of Public Utilities (MDPU) and a companion wholesale settlement is now pending final approval before the Federal Energy Regulatory Commission (FERC). A Rhode Island settlement reached in May 1997 among the Company, The Narragansett Electric Company (Narragansett Electric) (a wholly-owned distribution subsidiary of NEES), the Rhode Island Public Utilities Commission (RIPUC) and the Rhode Island Division of Public Utilities and Carriers to implement the stranded cost recovery provisions of the Utility Restructuring Act of 1996 is also pending before the FERC. In July 1997, a FERC Administrative Law Judge certified the proposed settlement to the full FERC commission. Final FERC action is expected later in 1997.

    On November 10, 1997, the Massachusetts House of Representatives passed a bill which would provide Massachusetts customers with the ability to choose their electric supplier on March 1, 1998. The bill provides for the recovery of stranded costs but contains provisions that could require Massachusetts regulators to reexamine and recompute stranded costs. The bill further requires electric companies to provide customers who do not choose a supplier with a standard offer transition rate which is 10 percent below 1997 rates, with the discount growing to 15 percent upon completion of divestiture of generating assets or so-called "securitization" (or refinancing) of stranded costs. The Massachusetts settlement, as approved by the MDPU earlier this year, along with the anticipated sale of our generating business described below, is expected to allow the rate reduction targets contained in the House bill to be met. The Senate is expected to act on the proposed legislation before the current session ends on November 19, 1997.

Divestiture of Generation Business

    Under the Massachusetts and Rhode Island settlements , the NEES companies must complete the divestiture of their nonnuclear generating business within six months of the later of the commencement of retail choice in Massachusetts or the receipt of all necessary regulatory approvals.

    On August 5, 1997, the Company and Narragansett Electric (collectively, the "Sellers") reached an agreement to sell their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly-owned subsidiary of PG&E Corporation. The Sellers' nonnuclear generating business includes three fossil-fuel generating stations and 15 hydroelectric generating stations, totaling approximately 4,000 megawatt (MW) of capacity, with a book value $1.1 billion.

    USGen will pay the Sellers $1.59 billion in cash, of which $225 million will be contingent upon retail customers being able to choose their electric supplier. Specifically, if customers representing 89 percent of kilowatt-hour (kWh) sales of investor owned utilities in Massachusetts, or 50 percent of kWh sales in New England, have the ability to choose their electric supplier by January 1, 1999, the Sellers will be entitled to the full contingent amount. If such retail choice milestone is met after January 1, 1999, the contingent portion of the purchase price declines ratably by $75 million over the year 1999, and $50 million per year thereafter until the milestone is met. Payment of the contingent portion can be deferred for up to two years if retail choice is not the result of legislation.

    USGen will also reimburse the NEES companies for $85 million of costs associated with early retirement and special severance programs for employees affected by industry restructuring. USGen will purchase the Company's entitlement in approximately 1,100 MW of power procured under long-term contracts. The Company will make a monthly fixed contribution toward the above-market cost of the purchased power of between $12.5 million and $14.2 million per month from closing through January 2008. These amounts are recoverable under the terms of the Massachusetts and Rhode Island settlements. USGen will be responsible for the balance of the costs under the purchased power contracts.

    USGen will assume responsibility for environmental conditions at the Sellers' generating stations. USGen will also assume the Company's obligations under long-term fuel and fuel transportation contracts and certain existing collective bargaining agreements.

    The sale is subject to approval by various state and federal regulatory agencies. The timing of such approval is uncertain; however, approval is unlikely before the spring of 1998. Closing is contingent upon all regulatory approvals being obtained by February 1999.

    As part of the divestiture plan, the Company will endeavor to sell, or otherwise transfer, its minority interest in three nuclear power plants to nonaffiliates. In addition, New England Energy Incorporated (NEEI), an affiliate of the Company, is planning to sell its oil and gas properties, the cost of which is supported by the Company through fuel purchase contracts.

    Under Rhode Island's Utility Restructuring Act of 1996 and the Massachusetts settlement, the proceeds from the sale will be used to offset the stranded costs which the NEES companies recover from customers. The NEES companies estimate that, upon completion of the sale, prices for their customers would decrease on average by approximately 15 percent below today's prices.

Workforce Reduction

    The NEES companies expect to implement substantial workforce reductions during 1998 as a result of industry restructuring and the sale of the generation business. The NEES companies have reached an agreement with all three of their unions regarding benefits and other assistance, including early retirement and severance programs, to union employees that are affected by these events. The NEES companies have also announced similar early retirement and severance programs for management employees. The costs of such programs are expected to be substantially recovered from the proceeds of the sale of the generating business.

Risk Factors

    This Form 10-Q contains statements that may be considered forward looking statements as defined under the securities laws. Actual results may differ materially. As disclosed in the Company's Form 10-K for the year ended 1996, there are several risk factors which could affect actual results. While the NEES companies believe that the sale agreement with USGen and other developments constitute substantial progress in resolving the uncertainty regarding the impact on shareholders from industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the Massachusetts and Rhode Island settlements and the Rhode Island statute will not be implemented in the manner anticipated by NEES, (ii) the possibility of state or federal legislation that would increase the risks to shareholders above those contained in the settlements and Rhode Island statute, (iii) the potential for adverse stranded cost recovery decisions involving Granite State Electric Company (Granite State) (a wholly-owned distribution subsidiary of NEES) and the Company's unaffiliated customers, and (iv) the failure to complete the sale of the generating business to USGen.

    Even if these risks do not materialize, the implementation of the sale agreement and the Massachusetts and Rhode Island settlements regarding restructuring will negatively impact financial results for the Company starting in 1998. The major risk factors affecting the Company relate to the possibility of adverse regulatory or judicial decisions or legislation which limit the level of revenues the Company is allowed to charge for its services or affects the costs the company incurs. The return on equity permitted on the unrecovered commitments in the generating business is generally 9.4 percent before mitigation incentives. In addition, starting in 1998, earnings would be affected by the return on the reinvestment of the proceeds from the sale of the generation business. Such reinvestment return is expected, at least in the near term, to be considerably less than has historically been earned by the generation business. To the extent that neither the divestiture of the Company's nonnuclear generation nor retail choice occurs in 1998, under the Massachusetts settlement pending before the FERC, approximately 73 percent of the amount of the Company's 1998 earnings in excess of the 11.75 percent return on equity must be refunded to Massachusetts Electric Company (Massachusetts Electric) (a wholly-owned distribution subsidiary of NEES) until its earnings cap is met, and then used to reduce stranded costs. In addition, the NEES companies will also incur costs associated with the transition after the sale is completed.

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

    In response to concerns expressed by the staff of the Securities and Exchange Commission, the Emerging Issues Task Force
(EITF) of the Financial Accounting Standards Board took under consideration how FAS 71 should be applied in light of recent changes within the regulated utility industry. In July 1997, the EITF concluded that a utility whose ongoing generation operations would not permit the application of FAS 71, but had otherwise received approval to recover stranded costs through cost-based regulated transmission and distribution rates, would be permitted to continue to apply FAS 71 to the recovery of the stranded costs.

    The Massachusetts and Rhode Island settlements each provide for full recovery of the sunk costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable from the proceeds of the divestiture of the Company's generating business. FERC approval is still required for the Massachusetts and Rhode Island settlements. The cost of these assets would be recovered as part of a transition access charge imposed on all distribution customers. After the proposed divestiture, substantially all of the Company's business, including the recovery of its stranded costs, would remain under cost-based rate regulation. The principal exception is the provision of the settlements providing for a 80/20 sharing between customers and shareholders of the going forward costs and revenues related to the Company's operating nuclear interests. Specifically, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. The Company believes these factors and the EITF conclusion will allow it to continue to apply FAS 71. Any gain or loss from the divestiture of generating assets and oil and gas assets, as well as any loss resulting from the impairment of the Company's plant assets under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), will be recorded as a regulatory liability or asset to be recovered through the ongoing transition access charge. The Company will be required to cease to apply FAS 71 to the 20 percent of its ongoing nuclear operations described above.

    Despite the progress made to date in Massachusetts and Rhode Island, it is possible that the final restructuring plans ultimately ordered by regulatory bodies may not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In addition, it is possible that future methods of setting performance-based distribution rates may not be considered cost-based as required by FAS 71. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets related to the affected operations would be required. In addition, write-downs of plant assets under FAS 121 could be required, including a write-off of any gain or loss from the divestiture of the generating business.

Brayton Point
-------------

    In October 1996, the Environmental Protection Agency (EPA) announced it was beginning a process to determine whether to modify or revoke and reissue the Company's water discharge permit for its Brayton Point 1,576 MW power plant. This action came two years before the permit expiration date. The EPA stated it took this step in response to a request from the Rhode Island Department of Environmental Management (RIDEM). A RIDEM report asserted a statistical correlation between the decline in the fish population in Mount Hope Bay and a change in operations at Brayton Point that occurred in the mid-1980's.

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

Year 2000 Computer Issues
-------------------------

    In the next two years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The NEES companies began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the NEES companies' centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The NEES companies believe they will incur approximately $20 million of costs associated with making the necessary modifications identified to date to the centralized systems. Substantially all of these costs are expected to be incurred prior to December 31, 1998. Noncentralized systems are currently being reviewed for Year 2000 problems. The NEES companies are unable to predict the costs to be incurred for correction of such noncentralized systems, but expect the scope and schedule for such work to be less complex than for its centralized information systems.

Operating Revenue
-----------------

    The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                   Third Quarter     Nine Months
                                   -------------    ------------
                                   1997 vs 1996     1997 vs 1996
                                   -------------    ------------
                                           (In Millions)

Fuel recovery                                    $ 6               $58
Narragansett Electric integrated
 facilities credit                                 2                 5
Sales                                             (1)               (8)
Stranded investment recovery                       1                 6
Other (including
 transmission revenues)                            4                10
                                                 ---               ---
                                                 $12               $71
                                                 ===               ===

   For a discussion of fuel recovery, see the fuel costs discussion in the "Operating Expenses" section.

   The entire output of Narragansett Electric's generating capacity is made available to the Company. Narragansett Electric receives a credit on its purchased power bill from the Company for its fuel costs and other generation and transmission related costs. The reduction in these credits in 1997 reflects a reduction in dismantlement costs being incurred by Narragansett Electric on a previously retired generating facility.

   Sales decreased in the first nine months due primarily to a decrease in peak demand billing as a result of milder weather in the first quarter of 1997.

   The stranded investment recovery represents amounts being recovered in connection with retail wheeling pilot programs instituted by Massachusetts Electric and Granite State.

   The increase in other revenues is primarily due to a transmission rate increase that went into effect in mid-1996.

Operating Expenses
------------------

   The following table summarizes the changes in operating expenses: Increase (Decrease) in Operating Expenses

                                   Third Quarter   Nine Months
                                   -------------   ------------
                                   1997 vs 1996    1997 vs 1996
                                   -------------   ------------
                                          (In Millions)

Fuel costs                                       $ 5             $ 58
Purchased energy, excluding fuel                  (2)               4
Operation and maintenance                          8               36
Depreciation and amortization                      1               (9)
Taxes                                              -               (5)
                                                 ---             ----
                                                 $12             $ 84
                                                 ===             ====

   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through the Company's fuel adjustment clause. The increase in fuel costs in the third quarter and first nine months of 1997 primarily reflects increased power supply to other utilities and increased replacement power costs due to the reduced generation from partially owned nuclear units. See "Investments in Nuclear Units" section in the "Notes to the Unaudited Financial Statements".

   The portion of purchased electric energy costs not recovered through the Company's fuel clause is shown as purchased energy, excluding fuel. The decrease in purchased power costs, excluding fuel, during the third quarter reflects reduced charges from the closed Connecticut Yankee nuclear power plant and reduced charges from the Vermont Yankee nuclear power plant as a result of a 1996 third quarter refueling outage. On a year-to-date basis, purchased power costs have increased, reflecting overhaul and repair costs relating to the Maine Yankee nuclear power plant and the Ocean State Power plant, partially offset by reduced capacity purchases and reduced purchased power costs from the Connecticut Yankee nuclear power plant, which were primarily due to a one-time property tax settlement.

   The decrease in depreciation and amortization expense reflects the completion of the amortization of the Company's pre-1988 investment in the Seabrook 1 nuclear unit and the Company's investment in the canceled Seabrook 2 nuclear unit.
In accordance with a FERC 1995 settlement agreement, upon completion of the amortization of Seabrook 1 and Seabrook 2, the Company agreed to accelerate its amortization of previously deferred costs associated with postretirement benefits other than pensions (PBOPs). Upon completion of the PBOP amortization, which occurred in July 1997, the Company was required to accelerate its depreciation of Millstone 3.

   The increase in operation and maintenance expense during the third quarter reflects increased transmission wheeling costs and start-up costs associated with the new regional transmission control organization. For the nine month period, the increase in operation and maintenance expense also reflects the increase in PBOP expenses as mentioned above, as well as increased maintenance costs of partially owned nuclear generating facilities, Millstone 3 and Seabrook 1. Other increases in operation and maintenance expenses resulted from the Company's share of costs associated with the restoration to service of previously idled generating facilities throughout New England, in response to a tightening regional power supply, as well as an overall increase in general and administrative costs.

Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $51 million for the first nine months of 1997. The funds necessary for utility plant expenditures during the period were provided by net cash from operating activities, after the payment of dividends.

   In the first nine months of 1997, the Company retired $35 million of mortgage bonds and increased its short-term debt outstanding by $4 million.

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

   On November 7, 1997, NEES commenced cash tender offers for any and all outstanding shares of the Company's preferred stock, which totals approximately $40 million. Concurrently with the offer, the Company's Board of Directors is soliciting proxies for use at a special meeting of preferred shareholders. The special meeting is being held to consider amendments to the Company's By-Laws and Articles of Incorporation which would remove a limitation on the ability of the Company to issue unsecured debt without approval of preferred shareholders. The offer expires on December 12, 1997.

   At September 30, 1997, the Company had $98 million of short-term debt outstanding, including $96 million of commercial paper borrowings. At September 30, 1997, the Company had lines of credit and standby bond purchase facilities with banks totaling $520 million which are available to provide liquidity support for commercial paper borrowings and for $372 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at September 30, 1997.

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

   Information concerning a lawsuit brought by the Company against Northeast Utilities on August 7, 1997 in Massachusetts Superior Court, Worcester County concerning the Millstone 3 nuclear unit, discussed in this report in Note A of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

   Information concerning a demand for arbitration sent by the Company to Connecticut Light & Power Company and Western Massachusetts Electric Company concerning the Millstone 3 nuclear unit, discussed in this report in Note A of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

   Information concerning a lawsuit brought against the Company by the Town of Norwood, Massachusetts, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

   Information concerning a favorable arbitration decision for the Company regarding its purchased power contract with Hydro-Quebec, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

   Information concerning restructuring dockets before the Federal Energy Regulatory Commission and other regulatory approvals sought for the sale of the Company's generation business, discussed in Part I of this report in Management's Discussion and Analysis of Financial Conditions and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   Exhibit 2. The Company is filing as an exhibit a copy of the Asset Purchase Agreement by and among the Company and The Narragansett Electric Company and USGen New England, Inc. (formerly USGen Acquisition Corporation) dated as of August 5, 1997. (Incorporated by reference to Exhibit 2 to New England Electric System's Form 10-Q for the period ended September 30, 1997, File No. 1-3446).

   The Company is filing Financial Data Schedules.

   The Company filed a report on Form 8-K dated August 6, 1997, containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY

                                s/Michael E. Jesanis


                                Michael E. Jesanis, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date:  November 13, 1997