Form 10-Q
period 1998-03-31
NEW ENGLAND POWER CO
filed 1998-05-13
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at March 31, 1998.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                            -----------
                                            1998      1997      1998       1997
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $401,147   $438,048$1,641,002     $1,637,897
                                          --------  -------- --------------------

Operating expenses:
  Fuel for generation                       83,551   103,015    353,270   365,334
  Purchased electric energy                122,485   144,345    505,787   527,721
  Other operation                           50,202    55,849    235,859   209,281
  Maintenance                               25,556    19,770     95,606    79,281
  Depreciation and amortization             29,884    22,018    105,889    99,707
  Taxes, other than income taxes            18,383    18,205     67,489    66,900
  Income taxes                              22,346    24,194     88,161    90,537
                                          --------  -------- --------------------
       Total operating expenses            352,407   387,396  1,452,061 1,438,761
                                          --------  -------- --------------------
       Operating income                     48,740    50,652    188,941   199,136

Other income:
  Allowance for equity funds used during
   construction                                  -         -          -         5
  Equity in income of nuclear power companies1,115     1,496      4,808     5,311
  Other income (expense) - net              (2,552)   (2,090)    (3,866)   (1,950)
                                          --------  -------- --------------------
       Operating and other income           47,303    50,058    189,883   202,502
                                          --------  -------- --------------------

Interest:
  Interest on long-term debt                 9,723    10,832     41,168    44,238
  Other interest                             1,914     1,651      7,319     9,549
  Allowance for borrowed funds used during
   construction - credit                      (284)     (370)    (1,152)     (740)
                                          --------  -------- --------------------
       Total interest                       11,353    12,113     47,335    53,047
                                          --------  -------- --------------------

       Net income                         $ 35,950  $ 37,945 $  142,548$  149,455
                                          ========  ======== ====================



                         Statements of Retained Earnings


Retained earnings at beginning of period  $407,630  $400,610 $  409,011$  396,399
Net income                                  35,950    37,945    142,548   149,455
Dividends declared on cumulative
  preferred stock                             (519)     (519)    (2,075)   (2,235)
Dividends declared on common stock               -   (29,025)  (106,423) (134,158)
Premium on redemption of preferred stock         -         -          -      (450)
                                          --------  -------- --------------------
Retained earnings at end of period        $443,061  $409,011 $  443,061$  409,011
                                          ========  ======== ====================

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly-
                      owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        March 31,                December 31,
                                  ASSETS                 1998         1997
                                  ------                 ----         ----
                                                             (In Thousands)
Utility plant, at original cost                        $3,075,395   $3,057,749
 Less accumulated provisions for depreciation
   and amortization                                     1,216,355    1,196,972
                                                       ----------   ----------
                                                        1,859,040    1,860,777
Construction work in progress                              26,127       29,015
                                                       ----------   ----------
      Net utility plant                                 1,885,167    1,889,792
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        50,638       49,825
 Nonutility property and other investments                 35,187       34,723
                                                       ----------   ----------
      Total investments                                    85,825       84,548
                                                       ----------   ----------
Current assets:
 Cash                                                       1,139        1,643
 Accounts receivable, principally from sales of
  electric energy:
   Affiliated companies                                   235,198      233,308
   Accrued NEEI revenues                                        -       11,419
   Others                                                  24,068       26,638
 Fuel, materials, and supplies, at average cost            59,129       47,492
 Prepaid and other current assets                          21,653       17,837
                                                       ----------   ----------
      Total current assets                                341,187      338,337
                                                       ----------   ----------
Accrued Yankee nuclear plant costs                        285,273      299,564
Deferred charges and other assets                         277,388      150,851
                                                       ----------   ----------
                                                       $2,874,840   $2,763,092
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares         $  128,998   $  128,998
 Premiums on capital stocks                                86,779       86,779
 Other paid-in capital                                    289,818      289,818
 Retained earnings                                        443,061      407,630
 Unrealized gain on securities, net                            50           34
                                                       ----------   ----------
      Total common equity                                 948,706      913,259
 Cumulative preferred stock, par value $100 per share      39,666       39,666
 Long-term debt                                           647,774      647,720
                                                       ----------   ----------
      Total capitalization                              1,636,146    1,600,645
                                                       ----------   ----------
Current liabilities:
 Long-term debt due within one year                             -       50,000
 Short-term debt (including $9,575,000 and $3,125,000
   to affiliates)                                         182,275      111,250
 Accounts payable (including $25,507,000 and $14,373,000
   to affiliates)                                         133,130      109,121
 Accrued liabilities:
   Taxes                                                   18,507           39
   Interest                                                 8,265        8,905
   Other accrued expenses                                  23,771       23,554
 Dividends payable                                              -       35,474
                                                       ----------   ----------
      Total current liabilities                           365,948      338,343
                                                       ----------   ----------
Deferred federal and state income taxes                   412,396      369,757
Unamortized investment tax credits                         52,958       53,463
Accrued Yankee nuclear plant costs                        285,273      299,564
Other reserves and deferred credits                       122,119      101,320
                                                       ----------   ----------
                                                       $2,874,840   $2,763,092
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1998          1997
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                            $ 35,950     $ 37,945
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           30,629       22,908
   Deferred income taxes and investment tax credits, net   42,358       (1,751)
   Allowance for funds used during construction              (284)        (370)
   Reimbursement to New England Energy Incorporated
    of loss on sale of oil and gas properties            (120,900)           -
   Decrease (increase) in accounts receivable, net         12,099      (21,826)
   Decrease (increase) in fuel, materials, and supplies   (11,637)      (3,408)
   Decrease (increase) in prepaid and other current assets (3,816)        (150)
   Increase (decrease) in accounts payable                 24,009        9,824
   Increase (decrease) in other current liabilities        18,045       17,069
   Other, net                                               4,873       15,129
                                                         --------     --------
      Net cash provided by operating activities          $ 31,326     $ 75,370
                                                         --------     --------

Investing activities:
   Plant expenditures, excluding allowance
     for funds used during construction                  $(16,451)    $(15,947)
   Other investing activities                                (411)        (126)
                                                         --------     --------
      Net cash used in investing activities              $(16,862)    $(16,073)
                                                         --------     --------

Financing activities:
   Dividends paid on common stock                        $(35,474)    $(27,412)
   Dividends paid on preferred stock                         (519)        (519)
   Changes in short-term debt                              71,025        4,625
   Long-term debt - retirements                           (50,000)     (35,500)
                                                         --------     --------
      Net cash used in financing activities              $(14,968)    $(58,806)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents     $   (504)    $    491

Cash and cash equivalents at beginning of period            1,643        3,046
                                                         --------     --------
Cash and cash equivalents at end of period               $  1,139     $  3,537
                                                         ========     ========



The accompanying notes are an integral part of these financial statements.

Note A - Hazardous Waste
------------------------

   The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

   The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Power Company (the Company) currently has in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

   The Company has been named as potentially responsible party
(PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for six sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The New England Electric System (NEES) companies have recovered amounts from certain insurers, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.

Note B - Nuclear Units
----------------------

Yankee Nuclear Power Companies (Yankees)

   A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                                    Quarter ended
                                            March 31,
                                    --------------
                                    1998                 1997
                                    ----                 ----
                                    (In thousands)

 Operating revenue                          $122,615   $176,027
                                            ========   ========
 Net income                                 $  7,351   $  8,379
                                            ========   ========
 Company's equity in net income             $  1,115   $  1,496
                                            ========   ========


                                       March 31,       December 31,
                                           1998             1997
                                           ----             ----
                                                           (In thousands)

 Net plant                                 $   197,826      $   204,689
 Other assets                                3,081,065        3,100,589
 Liabilities and debt                       (3,004,773)      (3,036,845)
                                           -----------      -----------
 Net assets                                $   274,118      $   268,433
                                           ===========      ===========
 Company's equity in net assets            $    50,638      $    49,825
                                           ===========      ===========

   At March 31, 1998, $16,695,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

Nuclear Units Permanently Shut Down

   Three regional nuclear generating companies in which the Company has a minority interest own nuclear generating units which have been permanently shut down. These three units are as follows:

                  NEP's Investment                  Future Estimated
       Unit      Percent   Amount($)   Date Retired Billings to NEP($)
-----------------------------------------------------------------------------
Yankee Atomic       30         7 million       Feb 1992    40 million
Connecticut Yankee  15      17 million    Dec 1996              89 million
Maine Yankee 20      16 million  Aug 1997       156 million
-----------------------------------------------------------------------------

  In the case of each of these units, the Company has recorded an estimate of the total future payment obligation as a liability and an offsetting regulatory asset, reflecting estimated future billings from the companies. In a 1993 decision, the Federal Energy Regulatory Commission (FERC) allowed Yankee Atomic to recover its undepreciated investment in the plant as well as unfunded nuclear decommissioning costs and other costs.
Connecticut Yankee and Maine Yankee have both filed similar requests with the FERC. Several parties have intervened in opposition to both filings. The Company's stranded cost settlements allow it to recover all costs that the FERC allows the Yankee companies to bill to the Company.

  The Citizen's Awareness Network and Nuclear Information and Resource Service have indicated their intention to file a request with the Nuclear Regulatory Commission (NRC) designed to overturn a current NRC rule on decommissioning. The Company cannot predict what impact, if any, these activities, if successful, would have on the cost of decommissioning the plants.

  At Maine Yankee, the NRC has identified numerous apparent violations of its regulations, which may result in the assessment of significant civil penalties.

  In the 1970s, the Company and several other shareholders (Sponsors) of Maine Yankee entered into 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlement to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase Agreements and have demanded arbitration, claiming that such agreements excuse further payments upon plant shutdown. The Company has notified the Secondary Purchasers that the shutdown does not relieve them of their obligation to make payments under the Secondary Purchase Agreements and that they are in default of such agreements. The Company has asked the FERC to enforce the Company's rights under the agreements. In the event that no further payments are forthcoming from Secondary Purchasers, the Company, as a primary obligor to Maine Yankee, would be required to pay an additional $9 million of future shutdown costs. These costs are not included in the $156 million estimate disclosed in the table above. Shutdown costs are recoverable from customers under the stranded cost settlements.

  A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

Operating Nuclear Units

  The Company has minority interests in three other nuclear generating units, Vermont Yankee, Millstone 3, and Seabrook 1. Millstone 3 is currently shut down and has been placed on the NRC "Watch List," signifying that its safety performance exhibits sufficient weakness to warrant increased NRC attention. Millstone 3 may not restart without NRC approval.

  Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, are increasing rapidly and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased NRC scrutiny. The Company performs periodic economic viability reviews of operating nuclear units in which it holds ownership interests.

Millstone 3

  In April 1996, the NRC ordered Millstone 3, which has experienced numerous technical and nontechnical problems, to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. Millstone
3 is operated by a subsidiary of Northeast Utilities (NU). The Company is not an owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

  A number of significant prerequisites must be fulfilled prior to restart of Millstone 3, including an independent verification of corrective actions taken at the unit, an NRC assessment concluding a safety conscious work environment exists, one or more public meetings, and a vote of the NRC Commissioners. Based on information currently available, the Company believes that, barring unforseen further difficulties, restart of the unit is likely during the summer of 1998.

  Since April 1996, the Company has incurred an estimated $40 million in incremental replacement power costs. During the outage, the Company is incurring incremental replacement power costs of approximately $2 million per month. Through February 1998, when most of the Company's power sales were subject to a fuel clause, the Company recovered its incremental power costs from customers through its fuel clause. Starting in March 1998, most of the Company's power sales are at a stated rate which is not subject to a fuel clause. Certain true-up mechanisms exist in lieu of the fuel clause which cover most of these costs.

  Several criminal investigations related to Millstone 3 are ongoing. In December 1997, the NRC assessed civil penalties totaling $2.1 million for numerous violations at the three Millstone units. The Company's share of this fine was less than $100,000. The Connecticut Department of Environmental Protection and Connecticut Attorney General have filed suit against NU for alleged wastewater discharge violations at the Millstone units, which may result in the assessment of substantial civil penalties.

  In August 1997, the Company filed suit against NU in Massachusetts Superior Court for damages resulting from the tortious conduct of NU relating to Millstone 3. The Company is seeking compensation for the losses it has suffered, including the costs of lost power and costs necessary to assure that Millstone 3 can safely return to operation. The Company also seeks punitive damages. NU has filed for dismissal of the suit and sought to consolidate it with suits filed by other joint owners in Massachusetts Superior Court.

  The Company also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with the Company and others regarding the operation and ownership of Millstone 3.

Note C - Town of Norwood
------------------------

  In April 1997, the Town of Norwood, Massachusetts filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The Company has been a wholesale power supplier for Norwood pursuant to rates approved by the FERC. Norwood alleges that the Company's proposed divestiture of its power generation assets would violate the terms of a 1983 power contract which settled an antitrust lawsuit brought by Norwood against the Company. Norwood also alleges that the Company's proposed divestiture plan and recovery of stranded investment costs contravene federal antitrust laws. Norwood seeks an injunction enjoining the divestiture and an unspecified amount of treble damages (a specific claim for $450 million was withdrawn). In September 1997, Norwood's motion for a preliminary injunction of the divestiture was denied. In November 1997, Norwood filed an amended complaint making new allegations relating to the sale of the Company's generating assets and naming as additional defendants, NEES, USGen New England, Inc. (USGen) and USGen's affiliate, PG&E Corporation. The Company continues to believe that its divestiture plan will promote competition in the wholesale power generation market and that it has met and will continue to meet its contractual commitments to Norwood. On January 9, 1998, the defendants, including NEES and the Company, filed a motion to dismiss the lawsuit. On April 29, 1998, Norwood filed a second amended complaint. This complaint essentially makes the same allegations, but drops USGen as a party.

  In March 1998, Norwood gave notice of its intent to terminate its contract with the Company, without accepting responsibility for its share of the Company's stranded costs, and to begin taking power from another supplier. The Company has filed with the FERC for permission to charge Norwood a contract termination charge for its share of the Company's stranded costs. In April 1998, Norwood moved to dismiss the Company's filing with the FERC. In the event that a determination is made which denies the Company the ability to charge Norwood a contract termination charge, the Company may be required to take noncash write-offs for certain portions of the Company's stranded costs that would otherwise have been charged to Norwood.

Note D - Hydro-Quebec arbitration
---------------------------------

  In 1996, various New England utilities which are members of the New England Power Pool, including the Company, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages, of which the Company's share would have been approximately $6 million to $9 million. The claims involved a dispute over the components of a pricing formula and additional costs under the contract. With respect to ongoing claims, the Company has been paying Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) since July 1996 under protest and subject to refund. In October 1997, an arbitrator ruled in favor of the New England utilities in all respects. The Company has made a demand for refund. Hydro-Quebec has not yet refunded any monies and has appealed the decision. In November 1997, the Company and the other utilities began a second arbitration to enforce the first decision. Refunds received from Hydro-Quebec will be passed on to customers.

Note E - Comprehensive Income
-----------------------------

  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). The statement establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in unrealized holding gains on available-for-sale securities during the period. Other comprehensive income was immaterial for the Company for the quarters ended March 31, 1998 and 1997, respectively.

Note F - New Accounting Standards
---------------------------------

  In 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosure about Segments of an Enterprise and Related Information", which goes into effect in 1998. FAS 131 requires the reporting in financial statements of certain new additional information about operating segments of a business. Application of FAS 131 is not required for interim reporting in the initial year of application. The Company is currently evaluating the impact that FAS 131 will have on its future reporting requirements.

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (FAS 132), Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises disclosure requirements for pension and other postretirement benefits. The Company is currently evaluating the effects of FAS 132 on its reporting requirements and will adopt FAS 132 in its financial statements for the year ending December 31, 1998. The adoption of FAS 132 will have no impact on the Company's operating results, financial position, or cash flows.

Note G
------

  In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the consolidated financial statements in the Company's 1997 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations
-----------------------------------------------------------------

  This section contains management's assessment of New England
Power Company's (the Company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the 1997 Annual Report on Form 10-K.

Earnings
--------

  Net income decreased for the first quarter of 1998 by approximately $2 million from the corresponding period in 1997. This decrease is primarily due to the impact of industry restructuring in Rhode Island and Massachusetts, which caused rates to be reduced in connection with customers gaining the right to choose their power supplier, effective January 1, 1998 and March 1, 1998, respectively. In addition, the Company experienced an increase in operation and maintenance expense in the first quarter of 1998. Partially offsetting this reduction in earnings was a decrease in the non-fuel portion of purchased power expense.

Industry Restructuring
----------------------

  For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, stranded cost recovery, the Company's proposed divestiture of its nonnuclear generating business, accounting implications of industry restructuring and divestiture, workforce reductions, and impact of industry restructuring on the distribution business, see the "Industry Restructuring" section in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

Industry Restructuring Update
New Hampshire

  On April 15, 1998, the Federal Energy Regulatory Commission
(FERC) approved the comprehensive settlement agreement reached between Granite State Electric Company (Granite State Electric), the Company, the Governor's office of the State of New Hampshire, and a number of other parties. The settlement provides for choice of power supplier to Granite State Electric's customers by no later than July 1, 1998. The principle terms of the settlement are substantially similar to the settlements reached in Massachusetts and Rhode Island. The settlement agreement still requires New Hampshire Public Utility Commission (NHPUC) approval. On May 1,

1998, Granite State Electric submitted a filing to the NHPUC in compliance with the March 20, 1998 Order of Rehearing which would provide for retail access to begin July 1, 1998 even if Granite State Electric's previously filed settlement were not accepted.

Risk Factors

  While the Company believes that the previously described settlements and legislation and the sale agreement with USGen New England, Inc. (USGen) and other developments constitute substantial progress in reducing the impacts associated with industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the settlements will not be implemented in the manner anticipated by the Company,
(ii) the possibility that a voter referendum in November 1998 could overturn the Massachusetts legislation, followed by materially adverse legislative or regulatory actions, (iii) the possibility of federal legislation that would increase the risk to shareholders above those contained in the settlements and the Massachusetts and Rhode Island statutes, (iv) the potential for adverse stranded cost recovery decisions involving wholesale customers with whom settlements have not yet been reached, and (v) the failure to complete the sale of the nonnuclear generating business to USGen.

  This report contains statements that may be considered forward looking under the securities laws. Actual results may differ materially for the reasons discussed in the "Industry Restructuring" section of the Company's Form 10-K for 1997. Upon the introduction of industry restructuring and consumer choice, settlement agreements related to the recovery of stranded costs will limit the Company's return on equity to approximately 9.4 percent, before mitigation incentives, which is significantly lower than that earned by the Company in recent years. Following completion of the sale of the nonnuclear generating business, the Company's earnings will also be affected by the return on the reinvestment of sale proceeds, which is expected, at least in the near term, to be considerably less than the return historically earned by the generating business.

Year 2000 Computer Issues
-------------------------

  For a full discussion of the Company's Year 2000 computer issues, including a description of the modification process, timeline, and estimated total costs, refer to the "Financial Review" section of the Company's 1997 Annual Report, filed in conjunction with the Company's Form 10-K for 1997.

Operating Revenue
-----------------

The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                                  First Quarter
                                                  -------------
                                                  1998 vs 1997
                                                  -------------
                                                  (In millions)

Industry-restructuring related rate changes                     $(11)
Fuel cost-related                                                (32)
Other, including transmission revenues                             6
                                                                ----
                                                                $(37)
                                                                ====

  Generation-related rate reductions reflect rate reductions to customers as part of industry restructuring and the implementation of customer choice of power supplier in Rhode Island on January 1, 1998 and in Massachusetts on March 1, 1998. These rate reductions include the effect of various true-up mechanisms. These true-up mechanisms cover a number of items including, but not limited to, fuel expense, nuclear operating and decommissioning costs and the non-fuel component of purchased power expense.

  For a discussion of fuel costs, see the "Operating Expenses" section.

  The increase in other operating revenue includes approximately $3 million representing increased transmission billings to New England Power Pool (NEPOOL). A similar increase in NEPOOL transmission billing to the Company is included in operation and maintenance expense.

Operating Expenses
------------------
  The following table summarizes the changes in operating expenses:
            Increase (Decrease) in Operating Expenses
                                               First Quarter
                                               -------------
                                               1998 vs 1997
                                               ------------
                                               (In millions)

Fuel costs                                                   $(31)
Purchased energy, excluding fuel                              (10)
Depreciation and amortization                                   8
Operation and maintenance:
 PBOP amortization                                             (6)
 Other                                                          6
Taxes                                                          (2)
                                                             ----
                                                             $(35)
                                                             ====

  Fuel costs represent fuel for generation and the portion of purchased electric energy permitted in the past to be recovered through the Company's fuel adjustment clause. After the divestiture of the nonnuclear generating business, the Company will not require such a mechanism. The decrease in fuel costs in the first quarter of 1998 primarily represents reduced wholesale sales to other utilities, a decrease in the cost of short-term power purchases and lower coal and oil prices.

  The decrease in purchased power costs, excluding fuel, during the first quarter primarily reflects reduced charges from the Connecticut Yankee and Maine Yankee nuclear power plants, which were closed in December 1996 and mid-1997, respectively, as well as reduced charges from the Ocean State Power II plant, which underwent a major overhaul during the first quarter of 1997.

  The decrease in operation and maintenance associated with the Company's post retirement benefits other than pensions (PBOP) amortization reflects the completion of the accelerated PBOP amortization in 1997 under the terms of a 1995 rate agreement. This decrease in expense is offset by a corresponding increase in the accelerated amortization of the Company's investment in the Millstone 3 nuclear unit, which is described in depreciation and amortization expense below.

  The increase in other operation and maintenance expense reflects the costs of a major scheduled overhaul at the Manchester Street generating plant and the increased NEPOOL transmission billings to the Company, as discussed above.

  The overall increase in depreciation and amortization expense during the first quarter primarily represents the accelerated amortization of Millstone 3, a portion of which was attributable to the completion of the PBOP amortization discussed above. This accelerated amortization is recorded as a regulatory liability. Also contributing to the increase is depreciation expense on new utility plant expenditures.

Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $16 million for the first three months of 1998. These expenditures were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by increased short-term debt.

   In the first three months of 1998, the Company retired $50 million of mortgage bonds and increased its short-term debt outstanding by $71 million.

   In order to meet the terms of the Company's mortgage indenture, the Company will be required, prior to the consummation of the sale of its nonnuclear generating facilities, to either defease or call approximately $278 million of its mortgage bonds. Any defeasance of bonds would be by deposit of cash representing principal and interest to the maturity date, or interest, principal, and general redemption premium to an earlier redemption date. In addition, the Company will retire approximately $372 million of mortgage bonds securing the issuance of a like amount of pollution control revenue bonds (PCRBs) by various public agencies. However, the Company expects that substantially all of the underlying PCRBs will remain outstanding as unsecured obligations of the Company.

   At March 31, 1998, the Company had $182 million of short-term debt outstanding, including $173 million of commercial paper borrowings. At March 31, 1998, the Company had lines of credit and standby bond purchase facilities with banks totaling $580 million which are available to provide liquidity support for commercial paper borrowings and for $372 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at March 31, 1998.

   As part of New England Electric System's plan to divest its generating business, New England Energy Incorporated (NEEI) sold its oil and gas properties in February 1998 for approximately $50 million. NEEI's loss on the sale of approximately $120 million, before tax, has been reimbursed by the Company. This loss has been recorded as a regulatory asset, which is recoverable under the terms of restructuring settlements reached in Massachusetts and Rhode Island.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

   Information concerning a lawsuit brought by the Company against Northeast Utilities on August 7, 1997 in Massachusetts Superior Court, Worcester County concerning the Millstone 3 nuclear unit, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

   Information concerning a demand for arbitration sent by the Company to Connecticut Light & Power Company and Western Massachusetts Electric Company concerning the Millstone 3 nuclear unit, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

   Information concerning a lawsuit brought against the Company by the Town of Norwood, Massachusetts and a related Federal Energy Regulatory Commission proceeding, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

   Information concerning an appeal of a favorable arbitration decision for the Company by Hydro-Quebec regarding its purchased power contract with Hydro-Quebec, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   The Company is filing Financial Data Schedules.

   The Company filed a report on Form 8-K dated February 25, 1998, containing Item 5, Other Events.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY

                                s/John G. Cochrane


                                John G. Cochrane, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date:  May 13, 1998