Form 10-Q
period 1998-06-30
NEW ENGLAND POWER CO
filed 1998-08-07
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
6,449,896 shares at June 30, 1998.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1998      1997      1998       1997
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $358,320  $396,049   $759,467  $834,097
                                          --------  --------  --------   --------

Operating expenses:
  Fuel for generation                       75,436    90,773   158,987    193,788
  Purchased electric energy                122,189   127,060   244,674    271,405
  Other operation                           42,208    71,379    92,410    127,228
  Maintenance                               26,364    26,736    51,920     46,506
  Depreciation and amortization             29,262    21,387    59,146     43,405
  Taxes, other than income taxes            17,108    16,818    35,491     35,023
  Income taxes                              13,230    11,868    35,576     36,062
                                          --------  --------  --------   --------
       Total operating expenses            325,797   366,021   678,204    753,417
                                          --------  --------  --------   --------
       Operating income                     32,523    30,028    81,263     80,680

Other income:
  Equity in income of nuclear power companies1,499     1,125     2,614      2,621
  Other income (expense), net                   60      (324)   (2,492)    (2,414)
                                          --------  --------  --------   --------
       Operating and other income           34,082    30,829    81,385     80,887
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 9,593    10,340    19,316     21,172
  Other interest                             4,336     1,255     6,250      2,906
  Allowance for borrowed funds used during
   construction - credit                      (272)     (281)     (556)      (651)
                                          --------  --------  --------   --------
       Total interest                       13,657    11,314    25,010     23,427
                                          --------  --------  --------   --------

       Net income                         $ 20,425  $ 19,515  $ 56,375   $ 57,460
                                          ========  ========  ========   ========


                         Statements of Retained Earnings

Retained earnings at beginning of period  $443,061  $409,011  $407,630   $400,610
Net income                                  20,425    19,515    56,375     57,460
Dividends declared on cumulative
  preferred stock                             (518)     (518)   (1,037)    (1,037)
Dividends declared on common stock               -   (35,474)        -    (64,499)
                                          --------  --------  --------   --------
Retained earnings at end of period        $462,968  $392,534  $462,968   $392,534
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.


                        NEW ENGLAND POWER COMPANY
                          Statements of Income
                       Twelve Months Ended June 30
                               (Unaudited)
                                                         1998                    1997
                                                         ----                    ----
                                                                  (In Thousands)
Operating revenue, principally from affiliates       $1,603,273   $1,658,945
                                                                            ----------          ----------
Operating expenses:
    Fuel for generation                                 337,933      381,343
    Purchased electric energy                           500,916      530,026
    Other operation                                     206,688      227,397
    Maintenance                                          95,234       82,652
    Depreciation and amortization                       113,765       94,584
    Taxes, other than income taxes                       67,779       67,490
    Income taxes                                         89,523       85,917
                                                                            ----------          ----------
                                                                     Total operating expenses    1,411,838           1,469,409
                                                                            ----------          ----------
                                                                     Operating income              191,435             189,536

Other income:
    Equity in income of nuclear power companies           5,182        4,962
    Other income (expense), net                          (3,482)      (2,673)
                                                                            ----------          ----------
                                                                     Operating and other income    193,135             191,825
                                                                            ----------          ----------
Interest:
    Interest on long-term debt                           40,421       43,474
    Other interest                                       10,399        7,124
    Allowance for borrowed funds used during
     construction - credit                               (1,143)        (975)
                                                                            ----------          ----------
                                                                     Total interest                 49,677              49,623
                                                                            ----------          ----------

                                                                     Net income                 $  143,458          $  142,202
                                                                            ==========          ==========


                     Statements of Retained Earnings


Retained earnings at beginning of period             $  392,534   $  386,242
Net income                                              143,458      142,202
Dividends declared on cumulative preferred stock         (2,075)      (2,075)
Dividends declared on common stock                      (70,949)    (133,835)
                                                                            ----------          ----------
Retained earnings at end of period                   $  462,968   $  392,534
                                                                            ==========          ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      June 30,    December 31,
                                  ASSETS               1998           1997
                                  ------               ----           ----
                                                             (In Thousands)
Utility plant, at original cost                        $3,084,842   $3,057,749
 Less accumulated provisions for depreciation
   and amortization                                     1,234,869    1,196,972
                                                       ----------   ----------
                                                        1,849,973    1,860,777
Construction work in progress                              30,217       29,015
                                                       ----------   ----------
      Net utility plant                                 1,880,190    1,889,792
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        47,443       49,825
 Non-utility property and other investments                35,191       34,723
                                                       ----------   ----------
      Total investments                                    82,634       84,548
                                                       ----------   ----------
Current assets:
 Cash                                                       1,001        1,643
 Accounts receivable:
   Affiliated companies                                   232,000      233,308
   Accrued NEEI revenues                                        -       11,419
   Others                                                  27,031       26,638
 Fuel, materials, and supplies, at average cost            59,680       47,492
 Prepaid and other current assets                          55,514       17,837
                                                       ----------   ----------
      Total current assets                                375,226      338,337
                                                       ----------   ----------
Accrued Yankee nuclear plant costs                        272,939      299,564
Deferred charges and other assets                         462,542      150,851
                                                       ----------   ----------
                                                       $3,073,531   $2,763,092
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   authorized and outstanding 6,449,896 shares         $  128,998   $  128,998
 Premiums on capital stocks                                86,779       86,779
 Other paid-in capital                                    319,818      289,818
 Retained earnings                                        462,968      407,630
 Unrealized gains on securities, net                           55           34
                                                       ----------   ----------
      Total common equity                                 998,618      913,259
 Cumulative preferred stock, par value $100 per share      39,666       39,666
 Long-term debt                                           647,829      647,720
                                                       ----------   ----------
      Total capitalization                              1,686,113    1,600,645
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                                 -       50,000
 Short-term debt (including $159,175,000 and $3,125,000
   to affiliates)                                         366,950      111,250
 Accounts payable (including $6,118,000 and $14,373,000
   to affiliates)                                         113,723      109,121
 Accrued liabilities:
   Taxes                                                   10,552           39
   Interest                                                 8,217        8,905
   Other accrued expenses                                  30,913       23,554
 Dividends payable                                              -       35,474
                                                       ----------   ----------
      Total current liabilities                           530,355      338,343
                                                       ----------   ----------
Deferred federal and state income taxes                   414,527      369,757
Unamortized investment tax credits                         52,452       53,463
Accrued Yankee nuclear plant costs                        272,939      299,564
Other reserves and deferred credits                       117,145      101,320
                                                       ----------   ----------
                                                       $3,073,531   $2,763,092
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                         1998          1997
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                           $  56,375     $ 57,460
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           60,618       44,713
   Deferred income taxes and
     investment tax credits, net                           44,214       (3,807)
   Allowance for funds used during construction              (556)        (651)
     Reimbursement to New England Energy Incorporated of loss
     on sale of oil and gas properties                   (120,900)           -
   Prepayment for amended purchase power agreement       (191,676)           -
   Decrease (increase) in accounts receivable              12,334      (17,571)
   Decrease (increase) in fuel, materials, and supplies   (12,188)      (6,108)
   Decrease (increase) in prepaid and other current assets(32,631)       1,991
   Increase (decrease) in accounts payable                  4,602       (2,273)
   Increase (decrease) in other current liabilities        17,184      (10,933)
   Other, net                                              (4,278)      22,760
                                                        ---------     --------
      Net cash provided by operating activities         $(166,902)    $ 85,581
                                                        ---------     --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $ (32,496)    $(34,082)
   Other investing activities                                (433)        (158)
                                                        ---------     --------
      Net cash used in investing activities             $ (32,929)    $(34,240)
                                                        ---------     --------

Financing Activities:
   Capital contribution from parent                     $  30,000     $      -
   Dividends paid on common stock                         (35,474)     (56,437)
   Dividends paid on preferred stock                       (1,037)      (1,037)
   Changes in short-term debt                             255,700       39,325
   Long-term debt - retirements                           (50,000)     (35,500)
                                                        ---------     --------
Net cash provided by (used in) financing activities     $ 199,189     $(53,649)
                                                        ---------     --------

Net increase (decrease) in cash and cash equivalents    $    (642)    $ (2,308)

Cash and cash equivalents at beginning of period            1,643        3,046
                                                        ---------     --------
Cash and cash equivalents at end of period              $   1,001     $    738
                                                        =========     ========


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

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The New England Electric System (NEES) companies have recovered amounts from certain insurers and other third parties, and, where appropriate, the Company intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.

Note B - Nuclear Units
----------------------

Yankee Nuclear Power Companies (Yankees)

   A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                         Quarters Ended                   Six Months Ended
                                            June 30,
                       ----------------------------------------
                               1998 1997                 1998 1997
                               ---- ----                 ---- ----
                                    (In Thousands)
 Operating revenue               $116,216   $205,295   $238,831                 $381,322
                                 ========   ========   ========                 ========
 Net income                      $  7,155   $  6,602   $ 14,506                 $ 14,981
                                 ========   ========   ========                 ========
 Company's equity in
  net income                     $  1,499   $  1,125   $  2,614                 $  2,621
                                 ========   ========   ========                 ========

                                         June 30,                            December 31,
                                           1998                                  1997
                                           ----                                  ----
                                                            (In Thousands)

 Net plant                                 $   184,596      $   204,689
 Other assets                                3,005,419        3,100,589
 Liabilities and debt                       (2,932,413)      (3,036,845)
                                           -----------      -----------
 Net assets                                $   257,602      $   268,433
                                           ===========      ===========
 Company's equity in net assets            $    47,443      $    49,825
                                           ===========      ===========

   At June 30, 1998, $13,500,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

Nuclear Units Permanently Shut Down

   Three regional nuclear generating companies in which the Company has a minority interest own nuclear generating units which have been permanently shut down. These three units are as follows:

                    NEP's Investment            Future Estimated
       Unit      Percent   Amount($)   Date Retired Billings to NEP($)
-----------------------------------------------------------------------------
Yankee Atomic       30         5 million       Feb 1992    37 million
Connecticut Yankee  15      15 million    Dec 1996              86 million
Maine Yankee 20      16 million  Aug 1997          150 million
-----------------------------------------------------------------------------

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

   At Maine Yankee, the NRC has identified numerous apparent violations of its regulations, which may result in the assessment of substantial civil penalties.

   In the 1970s, the Company and several other shareholders (Sponsors) of Maine Yankee entered into 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlement to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase

Agreements and have demanded arbitration, claiming that such agreements excuse further payments upon plant shutdown. The motion of the Secondary Purchasers to compel arbitration was denied by the Maine Superior Court on the grounds that the FERC has jurisdiction. The Secondary Purchasers are appealing this decision to the Maine Supreme Judicial Court. The Company has asked the FERC to enforce the Company's rights under the agreements. In the event that no further payments are forthcoming from Secondary Purchasers, the Company, as a primary obligor to Maine Yankee, would be required to pay an additional $8 million of future shutdown costs. These costs are not included in the $150 million estimate disclosed in the table above. Shutdown costs are recoverable from customers under the stranded cost settlements.

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

Millstone 3

   In April 1996, the NRC ordered Millstone 3, which has experienced numerous technical and nontechnical problems, to shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. In July 1998, Millstone 3 returned to full operation. Millstone 3 remains on the NRC "Watch List", signifying that it continues to warrant increased NRC attention. Millstone 3 is operated by a subsidiary of Northeast Utilities (NU). The Company is not an owner of the Millstone 2 nuclear generating unit, which is temporarily shut down under NRC orders, or the Millstone 1 nuclear generating unit, which has been permanently shut down.

   During the Millstone 3 outage, the Company incurred an estimated $45 million in incremental replacement power costs. Through February 1998, when most of the Company's power sales were subject to a fuel clause, the Company recovered its incremental replacement power costs from customers through its fuel clause. Starting in March 1998, most of the Company's power sales are at a stated rate which is not subject to a fuel clause. However, certain true-up mechanisms exist in lieu of the fuel clause, which cover most of these costs.

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

   In August 1997, the Company sued NU in Massachusetts Superior Court for the damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. The Company's damages include the costs of replacement power during the outage and costs necessary to return Millstone 3 to safe operation. The Company also seeks punitive damages. The Company also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with the Company and others regarding the operation and ownership of Millstone 3. The arbitration is scheduled for October 1999. NU moved to dismiss the Company's suit, or, in the alternative, stay the suit pending arbitration of the Company's claims against Connecticut Light & Power Company and Western Massachusetts Electric Company. NU also moved to consolidate the Company's suit with suits filed by other joint owners in Massachusetts Superior Court. On July 3, 1998, the court denied NU's motion to dismiss and its motion to stay pending arbitration. On July 21, 1998, the Company amended its complaint by, among other things, adding NU's Trustees as defendants. No ruling has been made on NU's motion to consolidate.

Nuclear Decommissioning

   In New Hampshire, legislation was recently enacted which makes owners of Seabrook 1, of which the Company owns a 10 percent interest, proportional guarantors for decommissioning costs in the event that an owner without a franchise service territory fails to fund its share of decommissioning costs. Currently, a single owner of an approximate 12 percent share of Seabrook 1 is covered under this legislation. For more information on nuclear decommissioning, refer to the Company's Form 10-K for 1997.

   The Nuclear Waste Policy Act of 1982 establishes that the federal government (through the Department of Energy (DOE)) is responsible for the disposal of spent nuclear fuel. The federal government requires the Company to pay a fee based on its share of the net generation from the Millstone 3 and Seabrook 1 nuclear units. Through February 1998, the Company recovered this fee through its fuel clause. Subsequently, most of these costs are recovered through certain other true-up mechanisms in lieu of the fuel clause. Similar costs are incurred by the Vermont Yankee nuclear generating unit. These costs are billed to the Company and also recovered from customers through similar mechanisms. In November 1997, ruling on a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the Court of Appeals for the District of Columbia (the Court) held that the DOE is obligated to begin disposing of utilities' spent nuclear fuel by January 31, 1998. The DOE failed to meet this deadline, and is not scheduled to have a temporary or permanent repository for spent nuclear fuel for several years. In February 1998, Maine Yankee petitioned the Court to compel the DOE to remove Maine Yankee's spent fuel from the site. In May 1998, the Court rejected the petitions of Maine Yankee and the other utilities and state regulatory commissions. The utilities, including the operators of the units in which the Company has an obligation, are assessing their future options.

Note C - Town of Norwood
------------------------

   In April 1997, the Town of Norwood, Massachusetts filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The Company has been a wholesale power supplier for Norwood pursuant to rates approved by the FERC. Norwood alleges that the Company's proposed divestiture of its power generation assets would violate the terms of a 1983 power contract which settled an antitrust lawsuit brought by Norwood against the Company. Norwood also alleges that the Company's proposed divestiture plan and recovery of stranded investment costs contravene federal antitrust laws. Norwood sought an injunction enjoining the divestiture and an unspecified amount of treble damages (a specific claim for $450 million was withdrawn). In September 1997, Norwood's motion for a preliminary injunction of the divestiture was denied. Norwood then filed an amended complaint making new allegations relating to the sale of the Company's generating assets and naming as additional defendants, NEES, USGen New England, Inc. (USGen) and USGen's affiliate, PG&E Corporation. Norwood later dropped USGen as a party to the complaint. On January 9, 1998, the defendants filed a motion to dismiss the lawsuit.

   In March 1998, Norwood gave notice of its intent to terminate its contract with the Company, without accepting responsibility for its share of the Company's stranded costs, and began taking power from another supplier commencing on April 1, 1998. The Company filed with the FERC for permission to assess a contract termination charge to its unaffiliated customers who choose to terminate their wholesale power contracts early. On May 15, 1998, the FERC ruled that the Company could assess such a contract termination charge to Norwood for its share of the Company's stranded costs. Norwood claimed that the contract termination charge approved by the FERC did not apply to Norwood; however, in denying Norwood's motion for rehearing, the FERC ruled that the charge did apply to Norwood.

   On August 3, 1998, Norwood appealed the FERC's orders approving the Massachusetts and Rhode Island industry restructuring settlement agreements (including modification of the Company's contracts with Massachusetts Electric and The Narragansett Electric Company) to the First Circuit Court of Appeals (the Court). The Company intends to seek leave to intervene and will advise the Court of FERC's determination that the orders do not apply to Norwood.

Note D - Hydro-Quebec Arbitration
---------------------------------

   In 1996, various New England utilities which are members of the New England Power Pool, including the Company, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages, of which the Company's share would have been approximately $6 million to $9 million. The claims involved a dispute over the components of a pricing formula and additional costs under the contract. With respect to ongoing claims, the Company has been paying Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) since July 1996 under protest and subject to refund. In October 1997, an arbitrator ruled in favor of the New England utilities in all respects. Hydro-Quebec has not yet refunded any monies and has appealed the decision. On June 15, 1998, the United States District Court issued an order affirming the 1997 arbitration decision in favor of the Company and the other utilities. Hydro-Quebec is appealing this order to the First Circuit Court of Appeals. On July 31, 1998, in a separate proceeding, an arbitrator denied the request of the Company and other utilities that they be allowed to withhold payment of disputed amounts from Hydro-Quebec during the pendency of Hydro-Quebec's appeal. Any refunds received from Hydro-Quebec will be passed on to customers.

Note E - Comprehensive Income
-----------------------------

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in unrealized holding gains on available-for-sale securities during the period. Other comprehensive income was immaterial for the Company for the quarters ended and the six month periods ended June 30, 1998 and 1997, respectively.

Note F - New Accounting Standards
---------------------------------

   In 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (FAS 131), which goes into effect in 1998. FAS 131 requires the reporting in financial statements of certain new additional information about operating segments of a business. Application of FAS 131 is not required for interim reporting in the initial year of application. The Company is currently evaluating the impact that FAS 131 will have on its future reporting requirements.

   In February 1998, the FASB issued Statement of Financial
Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (FAS 132), which revises disclosure requirements for pension and other postretirement benefits. The Company will adopt FAS 132 in its financial statements for the year ending December 31, 1998.

   The adoption of FAS 131 and FAS 132 will have no impact on the Company's operating results, financial position, or cash flows.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such items. FAS 133 is effective for fiscal years beginning after June 15, 1999. Currently, the Company has no such derivative holdings.

Note G
------

   In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1997 Annual Report.

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

Earnings
--------

     Net income increased for the second quarter of 1998 by approximately $1 million, and decreased for the first six months of 1998 by approximately $1 million, as compared to the corresponding periods in 1997. Industry restructuring had the effect of reducing the Company's revenues during both the second quarter and first six months of 1998. This was a result of rate reductions effective January 1, 1998 in Rhode Island and March 1, 1998 in Massachusetts in connection with customers gaining the right to choose their power supplier. These decreases in revenues in the second quarter were fully offset by, and in the six month period partially offset by, decreases in operating expenses, principally purchased electric energy and operation and maintenance expenses, as well as an increase in other operating revenues, principally transmission billings.

     With the introduction of industry restructuring and consumer choice, settlement agreements related to the recovery of stranded costs limit the Company's return on generation-related equity to approximately 9.4 percent, before mitigation incentives, which is significantly lower than that earned by the Company in recent years. Following completion of the sale of the nonnuclear generating business, the Company's earnings will be further affected by the return on the reinvestment of the sale proceeds, which is expected, at least in the near term, to be considerably less than the return historically earned by the generating business.

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

Industry Restructuring Update
New Hampshire

     On July 13, 1998, the New Hampshire Public Utility Commission (NHPUC), approved the comprehensive settlement agreement reached between Granite State Electric Company (Granite State Electric), the Company, the Governor's office of the State of New Hampshire, and a number of other parties. The Federal Energy Regulatory Commission (FERC) had previously approved a wholesale settlement in April 1998. On July 27, 1998, the Company filed with the FERC to amend the wholesale settlement to conform to the settlement approved by the NHPUC. The settlement provides choice of power supplier to Granite State Electric's customers as of July 1, 1998. The principal terms of the settlement are substantially similar to the settlements reached in Massachusetts and Rhode Island.

Divestiture of Generating Business

     The Company has received all state and federal regulatory approvals required for the sale of its nonnuclear generating business to USGen New England, Inc. (USGen). USGen is awaiting final FERC approval for exempt wholesale generator status for the facilities it is purchasing. The proposed sale is more fully described in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report. Closing of the sale is expected in the third quarter of 1998.

Risk Factors

     While the Company believes that the industry restructuring settlements and the sale agreement with USGen and other developments constitute substantial progress in reducing the impacts associated with industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the settlements will not be implemented in the manner anticipated by the Company, (ii) the possibility that a voter referendum in November 1998 could overturn the Massachusetts legislation, followed by materially adverse legislative or regulatory actions, (iii) the possibility of federal legislation that would increase the risk to investors above those contained in the settlements and the Massachusetts and Rhode Island statutes,
(iv) the potential for adverse regulatory or judicial stranded cost recovery decisions involving wholesale customers with whom settlements have not yet been reached, and (v) the failure to complete the sale of the nonnuclear generating business to USGen.

Year 2000 Computer Issues
-------------------------

     For a full discussion of the Company's Year 2000 computer issues, including a description of the modification process, timeline, and estimated total costs, refer to the "Financial Review" section of the Company's 1997 Annual Report, filed in conjunction with the Company's Form 10-K for 1997.

Operating Revenue
-----------------

     The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                   Second Quarter    Six Months
                                   --------------   ------------
                                   1998 vs 1997     1998 vs 1997
                                   -------------    ------------
                                           (In Millions)
Industry-restructuring
 related rate reductions                         $(28)            $(39)
Fuel cost-related                                  (5)             (31)
Accrued NEEI fuel revenues                         (7)             (13)
Other, including transmission revenue               2                8
                                                 ----             ----
                                                 $(38)            $(75)
                                                 ====             ====

   The industry-restructuring related rate changes reflect rate reductions given to customers in conjunction with the implementation of customer choice of power supplier in Rhode Island on January 1, 1998 and in Massachusetts on March 1, 1998. These rate reductions include the effect of various true-up mechanisms. These true-up mechanisms cover a number of items including stranded cost recovery billings, fuel expense, nuclear operating and decommissioning costs, and the non-fuel component of purchased power expense.

   For a discussion of fuel costs, see the "Operating Expenses" section.

   Accrued New England Energy Incorporated (NEEI) fuel revenues reflect losses incurred by NEEI on its rate-regulated oil and gas operations. NEEI sold its oil and gas properties effective January 1, 1998. Historically, these revenues were accrued by the Company in the year of the loss, but were billed to its customers through its fuel clause in the following year.

   The increase in other operating revenue is primarily due to increased transmission billings to New England Power Pool (NEPOOL).

Operating Expenses
------------------

   The following table summarizes the changes in operating
expenses:
            Increase (Decrease) in Operating Expenses
                                   Second Quarter  Six Months
                                   --------------  ------------
                                   1998 vs 1997    1998 vs 1997
                                   -------------   ------------
                                          (In Millions)

Fuel costs                                       $(5)           $(31)
Accrued NEEI fuel costs                           (7)            (13)
Purchased energy, excluding fuel                  (8)            (18)
Depreciation and amortization                      8              16
Operation and maintenance:
  PBOP amortization                               (7)            (13)
  Other                                          (22)            (16)
Taxes                                              1               -
                                                ----            ----
                                                $(40)           $(75)
                                                ====         ====

   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted in the past to be recovered through the Company's fuel adjustment clause. After the divestiture of the nonnuclear generating business, the Company will not require such a mechanism. The decrease in fuel costs primarily represents reduced wholesale sales to other utilities, and lower coal and oil prices.

   For a discussion of accrued NEEI fuel costs, see the "Operating Revenue" section.

   The decrease in purchased power costs, excluding fuel, primarily reflects reduced charges from the Maine Yankee nuclear power plant, which was closed in mid-1997, as well as reduced charges from the Ocean State Power II plant, which underwent a major scheduled overhaul during the first and second quarters of 1997. Partially offsetting these lower costs were increased refueling and maintenance charges from the Vermont Yankee nuclear power plant.

   The decrease in operation and maintenance expense associated with the Company's post retirement benefits other than pensions
(PBOP) amortization reflects the completion of the accelerated PBOP amortization in 1997 under the terms of a 1995 rate agreement.
This decrease in expense is offset by a corresponding increase in the accelerated amortization of the Company's investment in the Millstone 3 nuclear unit, which is described in depreciation and amortization expense below.

   The decrease in other operation and maintenance expense reflects reduced maintenance costs from the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities, reduced general and administrative costs related to the proposed sale of the Company's nonnuclear generating business, and reduced NEPOOL transmission billings, as these costs are billed directly to the Company's distribution subsidiaries, effective the second quarter of 1998. The second quarter decrease also reflects 1997 charges for the Company's share of the costs of the restoration to service of previously idled generating facilities in response to a tightened regional power supply. This decrease was partially offset by the costs of a scheduled overhaul at the Manchester Street generating plant.

   The overall increase in depreciation and amortization expense primarily represents the accelerated amortization of Millstone 3, a portion of which was attributable to the completion of the PBOP amortization discussed above. This accelerated amortization is recorded as a regulatory liability. Also contributing to the increase is depreciation expense on new utility plant expenditures.

Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $32 million for the first six months of 1998. These expenditures were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by increased short-term debt.

   In the first six months of 1998, the Company retired $50 million of mortgage bonds. On July 21, 1998, the Company retired an additional $9 million of mortgage bonds. The Company also increased its short-term debt outstanding by $256 million during the first six months of 1998. This increase reflects a prepayment of approximately $190 million resulting from the amendment of a long-term purchased power contract, as well as a $120 million reimbursement to NEP's affiliate NEEI, which is discussed below.
A small portion of the prepayment is recoverable from USGen at divestiture while the balance is recoverable under the industry restructuring settlements reached in Massachusetts, Rhode Island, and New Hampshire. The latter balance is recorded in deferred charges and other assets in the balance sheet.

   In order to meet the terms of the Company's mortgage indenture, the Company will be required, prior to the consummation of the sale of its nonnuclear generating facilities, to either defease or call approximately $269 million of its mortgage bonds. Any defeasance of bonds would be by deposit of cash representing principal and interest to the maturity date, or interest, principal, and general redemption premium to an earlier redemption date. In addition, the Company will retire approximately $372 million of mortgage bonds securing the issuance of a like amount of pollution control revenue bonds (PCRBs) by various public agencies. However, the Company expects that substantially all of the underlying PCRBs will remain outstanding as unsecured obligations of the Company.

   At June 30, 1998, the Company had $367 million of short-term debt outstanding, including $208 million of commercial paper borrowings. At June 30, 1998, the Company had lines of credit and standby bond purchase facilities with banks totaling $580 million which are available to provide liquidity support for commercial paper borrowings and for $372 million of the Company's outstanding variable rate mortgage bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at June 30, 1998.

   As part of New England Electric System's plan to divest its generating business, NEEI sold its oil and gas properties effective January 1, 1998 for approximately $50 million. NEEI's loss on the sale of approximately $120 million, before tax, has been reimbursed by the Company. This loss has been recorded as a regulatory asset, which is recoverable under the terms of restructuring settlements reached in Massachusetts, Rhode Island, and New Hampshire.

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

     Information concerning an arbitration between the Company and Connecticut Light & Power Company and Western Massachusetts
Electric Company concerning the Millstone 3 nuclear unit, discussed in this report in Note B of Notes to Unaudited Financial
Statements, is incorporated herein and made a part hereof.

     Information concerning a lawsuit brought against the Company by the Town of Norwood, Massachusetts and a related Federal Energy Regulatory Commission proceeding, discussed in this report in Note C of Notes to the Unaudited Financial Statements, is incorporated herein and made a part hereof.

     Information concerning two arbitration decisions and related appeals regarding the Company's purchased power contract with Hydro-Quebec, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     On April 15, 1998, the Annual Meeting of Shareholders was held.

     By unanimous vote of the 6,449,896 shares present out of 6,524,916 total shares having general voting rights:

     The number of directors for the ensuing year was fixed at four.

     The following were elected as directors:

     Lawrence E. Bailey
     Alfred D. Houston
     Cheryl A. LaFleur
     Richard P. Sergel

     John G. Cochrane was elected Treasurer and Robert King Wulff was elected Clerk. The terms of office are until the next annual meeting of stockholders and until their successors are duly chosen and qualified.

     Coopers & Lybrand, L.L.P. was selected as Auditor for the year
1998.

     The sale of certain non-nuclear generation assets of the Company to USGen New England, Inc. was approved.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY

                                s/John G. Cochrane


                                John G. Cochrane, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date: August 7, 1998