Form 10-Q
period 1998-09-30
NEW ENGLAND POWER CO
filed 1998-11-12
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q


   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
3,749,896 shares at September 30, 1998.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter                  Nine Months
                                                 -------                  -----------
                                            1998      1997      1998       1997
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $321,569   $443,774$1,081,036     $1,277,871
                                          --------  -------- --------------------

Operating expenses:
  Fuel for generation                       62,442    90,580    221,429   284,368
  Purchased electric energy                 98,271   134,606    342,945   406,011
  Other operation                           40,464    57,570    132,874   184,798
  Maintenance                                  784    20,458     52,704    66,964
  Depreciation and amortization             25,199    26,929     84,345    70,334
  Taxes, other than income taxes            10,258    16,690     45,749    51,713
  Income taxes                              29,504    32,406     65,080    68,468
                                          --------  -------- --------------------
       Total operating expenses            266,922   379,239    945,126 1,132,656
                                          --------  -------- --------------------
       Operating income                     54,647    64,535    135,910   145,215

Other income:
  Equity in income of nuclear power companies1,544     1,260      4,158     3,881
  Other income (expense), net                3,432    (1,366)       940    (3,780)
                                          --------  -------- --------------------
       Operating and other income           59,623    64,429    141,008   145,316
                                          --------  -------- --------------------

Interest:
  Interest on long-term debt                 7,635    10,427     26,951    31,599
  Other interest                             4,299     2,244     10,549     5,150
  Allowance for borrowed funds used during
   construction                               (267)     (261)      (823)     (912)
                                          --------  -------- --------------------
       Total interest                       11,667    12,410     36,677    35,837
                                          --------  -------- --------------------

       Net income                         $ 47,956  $ 52,019 $  104,331$  109,479
                                          ========  ======== ====================



                         Statements of Retained Earnings


Retained earnings at beginning of period  $462,967  $392,534 $  407,630$  400,610
Net income                                  47,956    52,019    104,331   109,479
Dividends declared on cumulative
  preferred stock                             (141)     (519)    (1,179)   (1,556)
Dividends declared on common stock        (130,610)  (35,475)  (130,610)  (99,974)
Premium on repurchase of common stock     (193,818)        -   (193,818)        -
                                          --------  -------- --------------------
Retained earnings at end of period        $186,354  $408,559 $  186,354$  408,559
                                          ========  ======== ====================

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                       NEW ENGLAND POWER COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                         1998                  1997
                                                         ----                  ----
                                                                (In Thousands)
Operating revenue, principally from affiliates       $1,481,068  $1,671,299
                                                     ----------  ----------
Operating expenses:
  Fuel for generation                                   309,795     376,172
  Purchased electric energy                             464,581     538,429
  Other operation                                       189,582     235,020
  Maintenance                                            75,560      83,386
  Depreciation and amortization                         112,035      95,003
  Taxes, other than income taxes                         61,347      67,880
  Income taxes                                           86,621      85,120
                                                     ----------  ----------
       Total operating expenses                       1,299,521   1,481,010
                                                     ----------  ----------
       Operating income                                 181,547     190,289

Other income:
  Equity in income of nuclear power companies             5,466       4,898
  Other income (expense), net                             1,316      (4,883)
                                                     ----------  ----------
       Operating and other income                       188,329     190,304
                                                     ----------  ----------

Interest:
  Interest on long-term debt                             37,629      42,855
  Other interest                                         12,454       7,032
  Allowance for borrowed funds used during construction  (1,149)     (1,245)
                                                     ----------  ----------
       Total interest                                    48,934      48,642
                                                     ----------  ----------

       Net income                                    $  139,395  $  141,662
                                                     ==========  ==========



                    Statements of Retained Earnings


Retained earnings at beginning of period             $  408,559  $  396,358
Net income                                              139,395     141,662
Dividends declared on cumulative preferred stock         (1,698)     (2,075)
Dividends declared on common stock                     (166,084)   (127,386)
Premium on repurchase of common stock                  (193,818)          -
                                                     ----------  ----------
Retained earnings at end of period                   $  186,354  $  408,559
                                                     ==========  ==========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1998          1997
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                        $1,246,228   $3,057,749
 Less accumulated provisions for depreciation
   and amortization                                       823,181    1,196,972
                                                       ----------   ----------
                                                          423,047    1,860,777
Construction work in progress                              28,313       29,015
                                                       ----------   ----------
      Net utility plant                                   451,360    1,889,792
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        48,203       49,825
 Non-utility property and other investments                34,380       34,723
                                                       ----------   ----------
      Total investments                                    82,583       84,548
                                                       ----------   ----------
Current assets:
 Cash, and temporary cash investments (including
  $93,260,000 and $-0- with affiliated companies)         147,321        1,643
 Accounts receivable:
   Affiliated companies                                   150,301      233,308
   Accrued NEEI revenues                                        -       11,419
   Others                                                  36,170       26,638
 Fuel, materials and supplies, at average cost              9,689       47,492
 Prepaid and other current assets                           5,479       17,837
                                                       ----------   ----------
      Total current assets                                348,960      338,337
                                                       ----------   ----------
Regulatory assets                                       1,567,664      413,938
Deferred charges and other assets                          11,004       36,477
                                                       ----------   ----------
                                                       $2,461,571   $2,763,092
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
  authorized and outstanding
  3,749,896 and 6,449,896 shares                       $   74,998   $  128,998
 Premiums on capital stocks                                50,395       86,779
 Other paid-in capital                                    190,722      289,818
 Retained earnings                                        186,354      407,630
 Unrealized gain on securities, net                            43           34
                                                       ----------   ----------
      Total common equity                                 502,512      913,259
 Cumulative preferred stock, par value $100 per share      10,575       39,666
 Long-term debt                                           371,763      647,720
                                                       ----------   ----------
      Total capitalization                                884,850    1,600,645
                                                       ----------   ----------
Current liabilities:
 Long-term debt due in one year                                 -       50,000
 Short-term debt (including $-0- and $3,125,000
   to affiliates)                                               -      111,250
 Accounts payable (including $11,543,000 and $14,373,000
   to affiliates)                                          79,979      109,121
 Accrued liabilities:
   Taxes                                                   24,675           39
   Interest                                                   267        8,905
   Other accrued expenses                                 134,185       23,554
 Dividends payable                                            141       35,474
                                                       ----------   ----------
      Total current liabilities                           239,247      338,343
                                                       ----------   ----------
Deferred federal and state income taxes                   170,234      369,757
Unamortized investment tax credits                         30,649       53,463
Accrued Yankee nuclear plant costs                        261,278      299,564
Purchased power obligations                               863,367            -
Other reserves and deferred credits                        11,946      101,320
                                                       ----------   ----------
                                                       $2,461,571   $2,763,092
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1998         1997
                                                         ----         ----
                                                             (In Thousands)
Operating Activities:
   Net income                                         $   104,331   $ 109,479
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           87,375      72,821
   Deferred income taxes and investment tax credits, net (221,184)     (7,107)
   Allowance for funds used during construction              (823)       (912)
   Reimbursement to New England Energy Incorporated of loss          (120,900)        -
    on sale of oil and gas properties
   Buyout of purchased power contracts                   (333,520)          -
   Decrease (increase) in accounts receivable              84,894     (28,971)
   Decrease (increase) in fuel, materials, and supplies   (10,789)      1,377
   Decrease (increase) in prepaid and other current assets  7,312       3,493
   Increase (decrease) in accounts payable                (29,142)        737
   Increase (decrease) in other current liabilities        41,628       4,093
   Other, net                                             (88,255)     18,823
                                                      -----------   ---------
      Net cash provided by (used in)
       operating activities                           $  (479,073)  $ 173,833
                                                      -----------   ---------

Investing Activities:
   Proceeds from sale of generating assets            $ 1,688,863   $       -
   Plant expenditures, excluding allowance for
     funds used during construction                       (44,933)    (50,822)
   Other investing activities                                (445)       (167)
                                                      -----------   ---------
      Net cash provided by (used in)
       investing activities                           $ 1,643,485   $ (50,989)
                                                      -----------   ---------

Financing Activities:
   Capital contribution from parent                   $    34,881   $       -
   Dividends paid on common stock                        (166,084)    (91,911)
   Dividends paid on preferred stock                       (1,038)     (1,556)
   Changes in short-term debt                            (111,250)      4,350
   Long-term debt - retirements                          (328,000)    (35,500)
   Repurchase of common shares                           (417,960)          -
   Redemption of preferred stock                          (29,283)          -
                                                      -----------   ---------
      Net cash used in financing activities           $(1,018,734)  $(124,617)
                                                      -----------   ---------

Net increase (decrease) in cash and cash equivalents  $   145,678   $  (1,773)
Cash and cash equivalents at beginning of period            1,643       3,046
                                                      -----------   ---------
Cash and cash equivalents at end of period            $   147,321   $   1,273
                                                      ===========   =========


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

Note B - Divestiture of Generating Business
-------------------------------------------

   On September 1, 1998, the Company and The Narragansett Electric Company (Narragansett Electric) completed the sale of substantially all of their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly owned subsidiary of PG&E Corporation. The Company received $1.55 billion for the sale. In addition, the Company was reimbursed approximately $140 million for costs associated with early retirements and special severance programs for employees affected by industry restructuring, and the value of inventories. For more information on the terms and events leading to the sale, the accounting implications of the sale, and the assets sold, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   As part of the sale, USGen purchased the Company's entitlement to approximately 1,100 megawatts of power procured under long-term contracts. Pursuant to the transfer agreement, under certain conditions involving formal assignment of the contracts to USGen and a release of the Company from further obligations to the power supplier, the Company is required to make a lump sum payment of the present value of its monthly fixed contribution obligations. On or prior to the closing date, the Company paid approximately $340 million towards the above-market costs of two of the power contracts. The Company is required to make fixed contributions averaging $9.5 million per month through January 2008 towards the above-market cost of the other contracts. USGen is responsible for
the balance of the costs under the purchased power contracts.   All
of the payments are recoverable from customers as part of industry restructuring settlements reached by the Company with various parties and approved by state and Federal regulators. The present value of the future monthly fixed contributions, amounting to $863 million, are recorded as a liability on the balance sheet. This liability, as well as the lump sum payments previously made, net of amortization, are also recorded as a regulatory asset on the balance sheet.

   In order to satisfy certain terms of its mortgage indenture, the Company was required to defease or retire all of its $641 million of mortgage bonds outstanding at the time of the sale of its nonnuclear generating business. With respect to $372 million of mortgage bonds securing the issuance of a like amount of pollution control revenue bonds (PCRBs) issued by public agencies, the Company retired the mortgage bonds, leaving the underlying PCRBs outstanding as unsecured obligations of the Company. Pursuant to a tender offer, the Company purchased $183 million of bonds. Provisions for the payment of the remaining mortgage bonds were made by depositing with trustees U.S. treasury obligations sufficient to pay principal and interest to the maturity date, or, in the alternative, principal, interest and premium to the first date on which the bonds could be redeemed. Both the U.S. treasury obligations and defeased bonds were removed from the September 30, 1998 balance sheet.

Note C - Regulatory Asset Recovery
----------------------------------

   Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board concluded that a utility who had received approval to recover so-called "stranded costs" through regulated transmission and distribution rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

   In accordance with industry restructuring settlement agreements reached in Massachusetts, Rhode Island and New Hampshire, the Company has been permitted to recover its investments as of December 31, 1995 in the Millstone 3 and Seabrook 1 nuclear facilities, assuming these facilities had zero market value.
Recent sales of nuclear units, (which have required the prefunding of decommissioning liabilities by the seller,) have tended to
confirm lower market values for nuclear facilities.   Consistent
with these provisions of the settlement agreements, and now that the divestiture of the nonnuclear generating business has occurred, the Company recorded an impairment writedown in its reserve for depreciation and established an offsetting regulatory asset on the September 30, 1998 balance sheet for $348 million and $41 million, which represent the net book value at December 31, 1995, less applicable depreciation subsequent to that date, of Millstone 3 and Seabrook 1, respectively. Nevertheless, the Company will endeavor to sell, or otherwise transfer, its interest in these nuclear plants. Should these efforts yield a positive market value, the Company will credit any such value to customers.

   The Company has received authorization from the Federal Energy Regulatory Commission (FERC) to recover through contract termination charges substantially all of the costs associated with its former generating business not recovered through the sale of that business. As a result, the Company has recorded a regulatory asset for the costs which are recoverable from customers through contract termination charges. The regulatory asset includes the following major components: the Company's reimbursement of the loss on the sale of NEES' oil and gas business and the unrecovered plant costs in operating nuclear plants, reduced by the gain from the sale of the Company's nonnuclear generating business, all of which will be recovered by the end of 2000; and costs associated with permanently closed nuclear power plants and the above-market costs associated with purchased power contracts, which are being recovered over a much longer period of time as such costs are actually incurred. At September 30, 1998, regulatory assets totaled approximately $1.6 billion, of which approximately $863 million related to the above-market portion of purchased power contracts. Substantially all of the Company's regulatory assets are recoverable through the Company's contract termination charge.

   It is possible that future regulatory rules or other circumstances could cause the application of FAS 71 to be discontinued, which would result in a noncash write-off of previously established regulatory assets, including those being recovered through the Company's contract termination charge.

Note D - Preferred Stock and Common Stock Repurchases
-----------------------------------------------------

   In September 1998, the Company retired preferred stock with an aggregate par value of $29 million. On September 30, 1998, the Company also repurchased 2.7 million shares of its common stock from NEES for $418 million. Total premiums of $194 million in connection with the repurchase were charged to retained earnings.

Note E - Nuclear Units
----------------------

Yankee Nuclear Power Companies (Yankees)

   A summary of combined results of operations, assets and liabilities of the four Yankee Nuclear Power Companies in which the Company has investments is as follows:

                         Quarters Ended                   Nine Months Ended
                                           September 30,
                       ----------------------------------------
                               1998 1997                 1998 1997
                               ---- ----                 ---- ----
                                    (In Thousands)

 Operating revenue               $104,210   $142,156   $343,041                 $523,478
                                 ========   ========   ========                 ========
 Net income                      $  6,314   $  6,604   $ 20,820                 $ 21,585
                                 ========   ========   ========                 ========
 Company's equity in
  net income                     $  1,545   $  1,260   $  4,159                  $ 3,881
                                 ========   ========   ========                 ========

                                      September 30,                         December 31,
                                           1998                                  1997
                                           ----                                  ----
                                                            (In Thousands)

 Net plant                                 $   177,372      $   204,689
 Other assets                                2,958,662        3,100,589
 Liabilities and debt                       (2,875,214)      (3,036,845)
                                           -----------      -----------
 Net assets                                $   260,820      $   268,433
                                           ===========      ===========
 Company's equity in net assets            $    48,203      $    49,825
                                           ===========      ===========

   At September 30, 1998, $14,259,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

Nuclear Units Permanently Shut Down

   Three regional nuclear generating companies in which the Company has a minority interest own nuclear generating units which have been permanently shut down. These three units are as follows:

                    NEP's Investment            Future Estimated
       Unit      Percent   Amount($)   Date Retired Billings to NEP($)
-----------------------------------------------------------------------------
Yankee Atomic       30         6 million       Feb 1992    33 million
Connecticut Yankee  15      15 million    Dec 1996              83 million
Maine Yankee 20      16 million  Aug 1997       145 million
-----------------------------------------------------------------------------

   In the case of each of these units, the Company has recorded an estimate of the total future payment obligation as a liability and an offsetting regulatory asset, reflecting estimated future billings from the companies. In a 1993 decision, the FERC allowed Yankee Atomic to recover its undepreciated investment in the plant as well as unfunded nuclear decommissioning costs and other costs. The Company's industry restructuring settlements allow it to recover all costs that the FERC allows these Yankee companies to bill to the Company. Connecticut Yankee and Maine Yankee have both filed similar requests with the FERC. Several parties have intervened in opposition to both filings. On August 31, 1998, a FERC Administrative Law Judge (ALJ) issued an initial decision which would allow for full recovery of Connecticut Yankee's unrecovered investment, but precluded a return on that investment. The ALJ's initial decision is subject to review and approval by the FERC. Connecticut Yankee, the Company, and other parties have filed exceptions to the ALJ's decision with the FERC. Should the FERC uphold the ALJ's initial decision in its current form, the Company's share of the loss of the return component would total approximately $12 million to $15 million before taxes.

   The Citizen's Awareness Network and Nuclear Information and Resource Service have indicated their intention to file a request with the Nuclear Regulatory Commission (NRC) designed to overturn a current NRC rule on decommissioning. The Company cannot predict what impact, if any, these activities, if successful, would have on the cost of decommissioning the plants.

   At Maine Yankee, the NRC issued a notice of violation on October 8, 1998 for issues identified prior to the shut down of the plant in August 1997. The NRC did not assess any civil penalties related to the notice of violation.

   In the 1970s, the Company and several other shareholders (Sponsors) of Maine Yankee entered into 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlements to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase Agreements and have demanded arbitration, claiming that such agreements excuse further payments upon plant shutdown. The motion of the Secondary Purchasers to compel arbitration was denied by the Maine Superior Court on the grounds that the FERC has jurisdiction. The Secondary Purchasers are appealing this decision to the Maine Supreme Judicial Court. The Company has asked the FERC to enforce the Company's rights under the agreements. In the event that no further payments are forthcoming from Secondary Purchasers, the Company, as a primary obligor to Maine Yankee, would be required to pay an additional $7 million of future shutdown costs. These costs are not included in the $145 million estimate disclosed in the table above. Shutdown costs are recoverable from customers under the industry restructuring settlements.

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

Millstone 3

   In April 1996, the NRC ordered Millstone 3, which had experienced numerous technical and nontechnical problems, to shut down pending verification that the unit's operations were in accordance with NRC regulations and the unit's operating license. In July 1998, Millstone 3 returned to full operation. Millstone 3 remains on the NRC "Watch List," signifying that it continues to warrant increased NRC attention. Millstone 3 is operated by a subsidiary of Northeast Utilities (NU). The Company is not an owner of the Millstone 2 nuclear generating unit, which is temporarily shut down under NRC orders, or the Millstone 1 nuclear generating unit, which has been permanently shut down.

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

   Several criminal investigations related to Millstone 3 are ongoing. In December 1997, the NRC assessed civil penalties totaling $2.1 million for numerous violations at the three Millstone units. The Company's share of this fine was less than $100,000. On September 24, 1998, NU, the Connecticut Department of Environmental Protection and the Connecticut Attorney General reached a stipulated agreement for alleged wastewater discharge violations at the Millstone units. As part of the agreement, NU will pay a civil penalty of $700,000, and an additional $500,000 to fund three environmental projects. The Company's share of this fine will be immaterial.

   In August 1997, the Company sued NU in Massachusetts Superior Court for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. The Company's damages include the costs of replacement power during the outage and costs necessary to return Millstone 3 to safe operation. The Company
also seeks punitive damages.   The Company also sent a demand for
arbitration to Connecticut Light & Power Company (CL&P) and Western

Massachusetts Electric Company (WMEC), both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with the Company and others regarding the operation and ownership of Millstone 3. The arbitration is scheduled for October 1999. NU moved to dismiss the Company's suit, or, in the alternative, stay the suit pending arbitration of the Company's claims against CL&P and WMEC. NU also moved to consolidate the Company's suit with suits filed by other joint owners in Massachusetts Superior Court. On July 3, 1998, the court denied NU's motion to dismiss and its motion to stay pending arbitration. On July 21, 1998, the Company amended its complaint by, among other things, adding NU's Trustees as defendants. The Worcester Superior Court granted the Company's motion for a trial in June 1999, subject to revision if the cases are consolidated. No ruling has been made on NU's motion to consolidate.

Nuclear Decommissioning

   In New Hampshire, legislation was recently enacted which makes owners of Seabrook 1, of which the Company owns a 10 percent interest, proportional guarantors for decommissioning costs in the event that an owner without a franchise service territory fails to fund its share of decommissioning costs. Currently, a single owner of an approximate 12 percent share of Seabrook 1 has no franchise service territory. For more information on nuclear decommissioning, refer to the Company's Annual Report on Form 10-K for 1997.

   The New Hampshire Nuclear Decommissioning Finance Committee is reviewing Seabrook Station's decommissioning estimate and associated annual funding levels. Among the items being considered is the imposition of joint and several liability among the Seabrook joint owners for decommissioning funding. The Company cannot predict what additional liability, if any, may be imposed on it.

   The Nuclear Waste Policy Act of 1982 establishes that the federal government (through the Department of Energy (DOE)) is responsible for the disposal of spent nuclear fuel. The federal government requires the Company to pay a fee based on its share of the net generation from the Millstone 3 and Seabrook 1 nuclear units. Through February 1998, the Company recovered this fee through its fuel clause. Subsequently, most of these costs are recovered through the Company's restructuring settlement in lieu of the fuel clause. Similar costs are incurred by the Vermont Yankee nuclear generating unit. These costs are billed to the Company and also recovered from customers through the same mechanism. In November 1997, ruling on a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the Court of Appeals for the District of Columbia (the Appeals Court) held that the DOE was obligated to begin disposing of utilities' spent nuclear fuel by January 31, 1998. The DOE failed to meet this deadline, and is not scheduled to have a temporary or permanent repository for spent nuclear fuel for several years. In February 1998, Maine Yankee petitioned the Appeals Court to compel the DOE to remove Maine Yankee's spent fuel from the site. In May 1998, the Appeals Court rejected the petitions of Maine Yankee and the other utilities and state regulatory commissions, stating that the issue of damages was a contractual matter. The operators of the units in which the Company has an obligation, including Maine Yankee, Connecticut Yankee, and Yankee Atomic, continue to pursue damage claims against the DOE in the Federal Court of Claims (Claims Court). On October 30, 1998, the Claims Court ruled that the DOE violated a commitment to remove spent fuel from Yankee Atomic. The Claims Court issued similar rulings in November 1998 related to cases brought by Connecticut Yankee and Maine Yankee. Further proceedings will be scheduled by the Claims Court to decide the amount of damages.

Note F - Town of Norwood
------------------------

   On September 29, 1998, the United States District Court for the District of Massachusetts dismissed the lawsuit filed by the Town of Norwood, Massachusetts against NEES and the Company in April 1997. The Company had been a wholesale power supplier for Norwood pursuant to rates approved by the FERC. In the lawsuit, Norwood had alleged that the Company's divestiture of its power generating assets would violate the terms of a 1983 power contract. Norwood also alleged that the divestiture and recovery of stranded investment costs contravened federal antitrust laws. The District Court judge granted NEES' and the Company's motion for dismissal on the grounds that the contract did not require the Company to retain its generating units, that the FERC-approved filed rates govern these matters and that Norwood had adequate opportunity at the FERC to litigate these matters. Norwood has filed a motion to alter or amend the order of dismissal.

   In March 1998, Norwood gave notice of its intent to terminate its contract with the Company, without accepting responsibility for its share of the Company's stranded costs, and began taking power from another supplier commencing in April 1998. In May 1998, the FERC ruled that the Company could assess a contract termination charge to any of the Company's unaffiliated customers that choose to terminate their wholesale power contracts early. Norwood claimed that the contract termination charge approved by the FERC did not apply to Norwood; however, in denying Norwood's motion for rehearing, the FERC ruled that the charge did apply to Norwood. On October 2, 1998, Norwood appealed this decision to the First Circuit Court of Appeals (First Circuit). The Company's billings to Norwood for this charge through September 1998 have been approximately $4 million. Norwood has not paid any of these billings. The Company intends to pursue collection action to recover these amounts.

   Norwood appealed the FERC's orders approving the divestiture and the Massachusetts and Rhode Island industry restructuring settlement agreements (including modification of the Company's contracts with Massachusetts Electric and Narragansett Electric) to the First Circuit on July 31, 1998 and August 7, 1998, respectively. The FERC had found that the challenged orders do not apply to Norwood.

   On October 20, 1998, the First Circuit consolidated all three of Norwood's appeals from the FERC's orders. These consolidated appeals will likely be consolidated with two other appeals that were filed on August 6, 1998 with the Second Circuit Court of Appeals and transferred to the First Circuit on October 13, 1998. Both appeals, filed by the Northeast Center for Social Issue Studies, challenge the FERC's approval of the Company's sale of its hydroelectric facilities.

Note G - Hydro-Quebec Arbitration
---------------------------------

   In 1996, various New England utilities which are members of the New England Power Pool, including the Company, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages, of which the Company's share would have been approximately $6 million to $9 million. The claims involved a dispute over the components of a pricing formula and additional costs under the contract. With respect to ongoing claims, the Company paid Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) from July 1996 until September 1, 1998 under protest and subject to refund. The contract was transferred to USGen on September 1, 1998 in conjunction with the sale of the nonnuclear generating business. In October 1997, an arbitrator ruled in favor of the New England utilities in all respects. Hydro-Quebec has not yet refunded any monies and has appealed the decision. In June 1998, the United States District Court (District Court) issued an order affirming the 1997 arbitration decision in favor of the Company and the other utilities. Hydro-Quebec is appealing this order to the Court of Appeals for the First Circuit.

   On July 31, 1998, in a separate proceeding, an arbitrator denied the request of the Company and other utilities that they be allowed to withhold payment of disputed amounts from Hydro-Quebec during the pendency of Hydro-Quebec's appeal. The Company and the other utilities have filed a petition with the District Court to vacate this decision, and Hydro-Quebec has petitioned the District Court to confirm it.

Note H - Comprehensive Income
-----------------------------

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for the Company, consists of the change in unrealized holding gains on available-for-sale securities during the period. Other comprehensive income was immaterial for the Company for the quarters ended and the nine month periods ended September 30, 1998 and 1997, respectively.

Note I - New Accounting Standards
---------------------------------

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

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such instruments. FAS 133 is effective for fiscal years beginning after June 15, 1999. Currently, the Company has no such derivative holdings.

Note J
------

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

Earnings
--------

     Net income decreased for the third quarter and first nine months of 1998 by $4.1 million and $5.1 million, respectively, as compared to the corresponding periods in 1997. The Company's revenues during both the third quarter and first nine months of 1998 were reduced as a result of termination of its all-requirements contracts with its primary customers effective January 1, 1998 in Rhode Island, March 1, 1998 in Massachusetts, and July 1, 1998 in New Hampshire. The decreases in revenues in the third quarter and the nine month period were partially offset by decreases in operating expenses, principally operation and maintenance expenses, primarily due to the sale of the Company's nonnuclear generating business on September 1, 1998, and reduced purchased electric energy expense, primarily reduced charges from Maine Yankee.

     With the introduction of industry restructuring and customer choice of power supplier, a fundamental change has occurred in the electric utility business. The Company believes that through its restructuring settlements at the Federal and state level, the state laws passed in the jurisdictions in which it does business, and the sale of its nonnuclear generation business that the major impacts of restructuring (particularly, the recovery of stranded costs) have been favorably resolved. Possible remaining risks include the potential that the settlements will not be implemented in the manner anticipated by the Company or that Federal legislation could be enacted that would increase the risk to shareholders above those contained in the settlements and state legislation. With respect to future earnings, now that the divestiture of the nonnuclear generating business has occurred, the settlement agreements limit the return on equity earned on the Company's remaining generating assets to 9.7 percent, before mitigation incentives, which is significantly lower than earned by the generating business in recent years. Beginning on September 1, 1998, the sale date of the nonnuclear generating business, the Company's earnings became further dependent on the return on the reinvestment of the sale proceeds. This reinvestment return is expected, at least in the near term, to be considerably less than the return historically earned by the generating business.

     This report contains statements that may be considered forward looking under the securities laws. Actual results may differ materially. See the above discussion for factors which could cause the results to differ.

Industry Restructuring
----------------------

      For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, stranded cost recovery, accounting implications of industry restructuring and divestiture, and workforce reductions, see the "Industry Restructuring" section in the Company's Form 10-K for 1997 and the Company's 1997 Annual Report.

Industry Restructuring Update
New Hampshire

     On July 13, 1998, the New Hampshire Public Utility Commission (NHPUC), approved the comprehensive settlement agreement reached between Granite State Electric Company (Granite State Electric), the Company, the Governor's office of the State of New Hampshire, and a number of other parties. The Federal Energy Regulatory Commission (FERC) had previously approved a wholesale settlement in April, 1998. On July 27, 1998, the Company filed with the FERC to amend the wholesale settlement to conform to the settlement approved by the NHPUC. The settlement provided choice of power supplier to Granite State Electric's customers as of July 1, 1998. The principal terms of the settlement are substantially similar to the settlements reached in Massachusetts and Rhode Island.

Divestiture of Generating Business

     On September 1, 1998, the Company and The Narragansett Electric Company completed the sale of substantially all of their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly owned subsidiary of PG&E Corporation. The Company received $1.55 billion for the sale. In addition, the Company was reimbursed approximately $140 million for costs associated with early retirements and special severance programs for employees affected by industry restructuring, and the value of inventories. For more information on the terms and events leading to the sale, the accounting implications of the sale, and the assets sold, see the Company's Annual Report on Form 10-K for the year ended
December 31, 1997.

     As part of the sale, USGen purchased the Company's entitlement to approximately 1,100 megawatts of power procured under long-term contracts. Pursuant to the transfer agreement, under certain conditions involving formal assignment of the contracts to USGen and a release of the Company from further obligations to the power supplier, the Company is required to make a lump sum payment of the present value of its monthly fixed contribution obligations. On or prior to the closing date, the Company paid approximately $340 million towards the above-market costs of two of the power contracts. The Company is required to make fixed contributions averaging $9.5 million per month through January 2008 towards the above-market cost of the other contracts. USGen is responsible for the balance of the costs under the purchased power contracts.
All of the payments are recoverable from customers as part of industry restructuring settlements reached by the Company with various parties and approved by state and Federal regulators. The present value of the future monthly fixed contributions, amounting to $863 million, are recorded as a liability on the balance sheet. This liability, as well as the lump sum payments previously made, net of amortization, are also recorded as a regulatory asset on the balance sheet.

     In order to satisfy certain terms of its mortgage indenture, the Company was required to defease or retire all of its $641 million of mortgage bonds outstanding at the time of the sale of its nonnuclear generating business. With respect to $372 million of mortgage bonds securing the issuance of a like amount of pollution control revenue bonds (PCRBs) issued by public agencies, the Company retired the mortgage bonds, leaving the underlying PCRBs outstanding as unsecured obligations of the Company.

Pursuant to a tender offer, the Company purchased $183 million of bonds. Provisions for the payment of the remaining mortgage bonds were made by depositing with trustees U.S. treasury obligations sufficient to pay principal and interest to the maturity date, or, in the alternative, principal, interest and premium to the first date on which the bonds could be redeemed. Both the U.S. treasury obligations and defeased bonds were removed from the September 30, 1998 balance sheet.

Regulatory Asset Recovery

     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board concluded that a utility who had received approval to recover so-called "stranded costs" through regulated transmission and distribution rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

     In accordance with industry restructuring settlement agreements reached in Massachusetts, Rhode Island and New Hampshire, the Company has been permitted to recover its investments as of December 31, 1995 in the Millstone 3 and Seabrook 1 nuclear facilities, assuming these facilities had zero market value.
Recent sales of nuclear units, (which have required the prefunding of decommissioning liabilities by the seller,) have tended to confirm lower market values for nuclear facilities. Consistent with these provisions of the settlement agreements, and now that the divestiture of the nonnuclear generating business has occurred, the Company recorded an impairment writedown in its reserve for depreciation and established an offsetting regulatory asset on the September 30, 1998 balance sheet for $348 million and $41 million, which represent the net book value at December 31, 1995, less applicable depreciation subsequent to that date, of Millstone 3 and Seabrook 1, respectively. Nevertheless, the Company will endeavor to sell, or otherwise transfer, its interest in these nuclear plants. Should these efforts yield a positive market value, the Company will credit any such value to customers.

     The Company has received authorization from the FERC to recover through contract termination charges substantially all of the costs associated with its former generating business not recovered through the sale of that business. As a result, the Company has recorded a regulatory asset for the costs which are recoverable from customers through contract termination charges.  The
regulatory asset includes the following major components: the Company's reimbursement of the loss on the sale of NEES' oil and gas business and the unrecovered plant costs in operating nuclear plants, reduced by the gain from the sale of the Company's nonnuclear generating business, all of which will be recovered by the end of 2000; and costs associated with permanently closed nuclear power plants and the above-market costs associated with purchased power contracts, which are being recovered over a much
longer period of time as such costs are actually incurred.    At
September 30, 1998, regulatory assets totaled approximately $1.6 billion, of which $863 million related to the above-market costs of purchased power contracts. Substantially all of the Company's regulatory assets are recoverable through the Company's contract termination charge.

     It is possible that future regulatory rules or other circumstances could cause the application of FAS 71 to be discontinued, which would result in a noncash write-off of previously established regulatory assets, including those being recovered through the Company's contract termination charge.

Year 2000 Computer Issues
-------------------------

     Over the next year, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

     During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a

Y2K Project team to manage these issues. This team reports project progress to a recently formed Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies have separated their Y2K Project into four parts as shown below, along with the estimated completion dates for each part.

                                   Substantial Contingency Testing,
                                   Completion  Documentation,
                                   of Critical and Clean
Category         Specific Example  Systems     Management
-------          -------------     ----------  ----------------
Mainframe/Midrange                 Accounting/Customer      Fourth quarter Throughout 1999
Systems          service integrated            1998
                 systems

Desktop Systems  Personal computers/           Mid-1999  Throughout 1999
                 Department software/
                 Networks

Operational/     Dispatching systems/          Mid-1999  Throughout 1999
Embedded         Transmission and
Systems          Distribution systems/
                 Telephone systems

External Issues  Electronic Data   Mid-1999    Throughout 1999
                 Interchange/Vendor
                 communications

     The NEES companies are using a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which is currently ongoing, requires the renovation, conversion, or replacement of the remaining applications and operating software packages.

     The NEES companies have also implemented a formalized communication process with third parties to receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies cannot predict the outcome of other companies' remediation efforts.

     The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $25 million. In addition, the NEES companies are spending $4 million related to the implementation of a new human resources and payroll system, the replacement of which is in part due to the Y2K issue. To date, total Y2K-related costs of $19 million have been incurred, of which $1 million has been capitalized.

     The NEES companies are in the process of developing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000 forward. If required, these plans are intended to address both internal risks as well as potential external risks related to both suppliers and customers. Part of the contingency planning for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of Y2K contingency planning, the NEES companies will review their disaster recovery plans, modifying them for Y2K-specific issues. The NEES companies expect that these contingency plans will be in place by mid-1999.

     Interregional and regional contingency plans are being formulated that address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with the New England Power Pool (NEPOOL) and the Independent System Operator of the NEPOOL area (ISO New England). Overall regional activities, including those of NEPOOL and ISO New England, will be coordinated by the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating effort by the North American Electric Reliability Council. The target for the completion of this planning process is mid-1999. The NEES companies have noted that the Y2K coordination efforts by ISO New England began only in May

1998, resulting in a demanding and difficult schedule to attain regional and interregional target dates.

     The NEES companies believe the worst case scenario with a reasonable chance of occurring is temporary disruptions of electric service. This scenario could result from a failure to adequately remediate Y2K problems at NEES company facilities or could be caused by the inability of entities, such as ISO New England, to maintain the short-term reliability of various generators and/or transmission lines on a regional or superregional basis. The NEES companies believe that the contingency plans being developed both internally and on a regional level, as described above, should substantially mitigate the risks of this potential scenario. In the event that a short-term disruption in service occurs, the Company does not expect that it would have a material impact on its financial position and results of operations.

     While the NEES companies believe that their overall Y2K program will satisfactorily address all critical operational and system-related issues, significant risks remain. These risks include, but are not limited to, the Y2K readiness of third parties, including other utilities and power suppliers, cost and timeline estimates of remaining Y2K mitigation efforts, and the overall accuracy of assumptions made related to future events in the development of the Y2K mitigation effort.

Operating Revenue
-----------------

     The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                   Third Quarter    Nine Months
                                   -------------    ------------
                                   1998 vs 1997     1998 vs 1997
                                   -------------    ------------
                                           (In Millions)
Industry-restructuring
 related rate reductions                        $ (62)           $(101)
Fuel cost-related                                 (54)             (85)
Accrued NEEI fuel revenues                         (7)             (21)
Other                                               1               10
                                                -----            -----
                                                $(122)           $(197)
                                                =====            =====


   The industry-restructuring related rate changes reflect the impact of the implementation of customer choice of power supplier in Rhode Island on January 1, 1998, in Massachusetts on March 1, 1998 and in New Hampshire on July 1, 1998. On these dates, the Company terminated its all-requirements contracts with its distribution subsidiaries and temporarily replaced them with lower priced wholesale standard offer contracts, until the sale of its nonnuclear generating business to USGen on September 1, 1998. These rate reductions include the effect of various true-up mechanisms. These true-up mechanisms cover a number of items including stranded cost recovery billings, fuel expense, nuclear operating and decommissioning costs, and the non-fuel component of purchased power expense.

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

   The increase in other operating revenue is primarily due to increased transmission billings to NEPOOL during the first quarter of 1998.

Operating Expenses
------------------
   The following table summarizes the changes in operating expenses:
            Increase (Decrease) in Operating Expenses

                                   Third Quarter   Nine Months
                                   -------------   ------------
                                   1998 vs 1997    1998 vs 1997
                                   -------------   ------------
                                          (In Millions)

Fuel costs                                      $ (54)         $ (85)
Accrued NEEI fuel costs                            (7)           (21)
Purchased energy, excluding fuel                   (3)           (21)
Depreciation and amortization                      (2)            14
Operation and maintenance:
  PBOP amortization                                (1)           (14)
  Other                                           (36)           (52)
Taxes                                              (9)            (9)
                                                -----          -----
                                                $(112)         $(188)
                                                =====       =====

   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted in the past to be recovered through the Company's fuel adjustment clause. Since the divestiture of the nonnuclear generating business on September 1, 1998, the Company no longer requires such a mechanism. The decrease in fuel costs primarily represents the effect of the sale of the generating plants on September 1, 1998 and reduced wholesale sales to other utilities and lower coal and oil prices.

   For a discussion of accrued NEEI fuel costs, see the "Operating Revenue" section.

   The decrease in purchased power costs, excluding fuel, during the third quarter and year-to-date period reflects reduced charges from the Maine Yankee nuclear power plant, which was closed in mid-1997, and the transfer of the Company's purchased power contracts to USGen in conjunction with the sale of the nonnuclear generating business on September 1, 1998. These decreases were partially offset during the third quarter by monthly contractual payments to USGen for the above-market portion of transferred purchased power contracts.

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

   The decrease in other operation and maintenance expense reflects reduced costs as a result of the sale of the nonnuclear generating business on September 1, 1998, reduced maintenance costs from the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities, reduced general and administrative costs, and reduced NEPOOL transmission billings, as these costs are billed directly to the Company's distribution subsidiaries, effective the second quarter of 1998. The year-to-date decrease also reflects 1997 charges for the Company's share of the costs of the restoration to service of previously idled generating facilities in response to a tightened regional power supply.

   The decrease in depreciation and amortization expense in the third quarter is primarily due to reduced generation-related depreciation as a result of the sale of the Company's nonnuclear generating business on September 1, 1998. During the year-to-date period, the decrease was more than offset by the accelerated amortization of Millstone 3, a portion of which was attributable to the completion of the PBOP amortization discussed above. This accelerated amortization was recorded as a regulatory liability.

   The decrease in taxes during the third quarter reflects an overall lower property tax basis for the Company as a result of the sale of the nonnuclear generating business on September 1, 1998.

Other Income
------------

   The increase in other income during the third quarter is primarily due to increased interest income.

Utility Plant Expenditures and Financing
----------------------------------------

   Cash expenditures for utility plant totaled $45 million for the first nine months of 1998. These expenditures were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by proceeds from the sale of the nonnuclear generating business.

   In the first nine months of 1998, the Company defeased or retired all of its mortgage bonds. See the "Divestiture of Generating Business" section for more information. The Company also paid down all of its short-term debt outstanding.

   At September 30, 1998, the Company had lines of credit and standby bond purchase facilities with banks totaling $580 million which are available to provide liquidity support for commercial paper borrowings, the remaining PCRBs, when in a commercial paper mode, and for other corporate purposes. There were no borrowings under these lines of credit at September 30, 1998.

   The Company prepaid approximately $190 million and $150 million in May 1998 and August 1998, respectively, in conjunction with the amendment of two long-term purchased power contracts. These balances, net of amortization, are recorded as regulatory assets on the balance sheet.

   In September 1998, the Company retired preferred stock with an aggregate par value of $29 million. In October 1998, the Company redeemed all of its outstanding Dividend Series Preferred Stock, with a par value of $8.7 million.

   On September 30, 1998, the Company repurchased 2.7 million shares of its common stock from NEES for $418 million. Total premiums of $194 million in connection with the repurchase were charged to retained earnings.

   As part of NEES' plan to divest its generating business, NEEI sold its oil and gas properties effective January 1, 1998 for approximately $50 million. NEEI's loss on the sale of approximately $120 million, before tax, has been reimbursed by the Company. This loss has been recorded as a regulatory asset, which is recoverable under the terms of restructuring settlements reached in Massachusetts, Rhode Island, and New Hampshire.

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

     Information concerning a dispute between the Company and secondary purchasers of Maine Yankee power output, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

     Information concerning dismissal of a lawsuit brought against the Company by the Town of Norwood, Massachusetts and appeals of related Federal Energy Regulatory Commission orders, discussed in this report in Note C of Notes to the Unaudited Financial
Statements, is incorporated herein and made a part hereof.

     Information concerning two arbitration decisions and related appeals regarding the Company's purchased power contract with Hydro-Quebec, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
-------------------------------------------------------------

     On August 10, 1998, a Special Meeting of the Dividend Series
Preferred Stockholders was held. By unanimous vote of the shares present and represented at the meeting (as listed below), the sale of substantially all of the Company's nonnuclear generating business to USGen New England, Inc. was approved.

Dividend Series
Preferred Stock          Outstanding         Present

4.56% Series             100,000             90,667
4.60% Series              80,140             70,872
4.64% Series              41,500             40,350
6.08% Series             100,000             92,286

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing Financial Data Schedules.

     The Company filed a report on Form 8-K dated September 1,
1998, containing Items 2, 5, and 7, including pro forma financial statements.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY

                                s/John G. Cochrane


                                John G. Cochrane, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer


Date: November 12, 1998