Form 10-Q
period 1999-06-30
NEW ENGLAND POWER CO
filed 1999-08-13
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

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

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                 Six Months
                                                --------                 ----------
                                            1999      1998      1999       1998
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $139,620  $358,320   $306,797  $759,467
                                          --------  --------  --------   --------

Operating expenses:
  Fuel for generation                        2,214    75,436     5,272    158,987
  Purchased electric energy                 60,749   122,189   118,733    244,674
  Other operation                           16,060    42,208    35,270     92,410
  Maintenance                               11,402    26,364    17,168     51,920
  Depreciation and amortization             20,993    29,262    61,360     59,146
  Taxes, other than income taxes             5,759    17,108    11,393     35,491
  Income taxes                               8,647    13,230    21,747     35,576
                                          --------  --------  --------   --------
       Total operating expenses            125,824   325,797   270,943    678,204
                                          --------  --------  --------   --------
Operating income                            13,796    32,523    35,854     81,263

Other income:
  Allowance for equity funds used
   during construction                         541         -     1,129          -
  Equity in income of nuclear power companies  967     1,499     1,482      2,614
  Other income (expense), net                2,251        60     2,685     (2,492)
                                          --------  --------  --------   --------
       Operating and other income           17,555    34,082    41,150     81,385
                                          --------  --------  --------   --------

Interest:
  Interest on long-term debt                 3,201     9,593     6,344     19,316
  Other interest                               206     4,336       446      6,250
  Allowance for borrowed funds used during
   construction - credit                      (106)     (272)     (239)      (556)
                                          --------  --------  --------   --------
       Total interest                        3,301    13,657     6,551     25,010
                                          --------  --------  --------   --------

Net income                                $ 14,254  $ 20,425  $ 34,599   $ 56,375
                                          ========  ========  ========   ========


                         Statements of Retained Earnings
                                  (In Thousands)


Retained earnings at beginning of period  $217,839  $443,061  $204,603   $407,630
Net income                                  14,254    20,425    34,599     56,375
Dividends declared on cumulative
  preferred stock                              (23)     (518)      (47)    (1,037)
Repurchase of common stock                       -         -    (7,085)         -
                                          --------  --------  --------   --------
Retained earnings at end of period        $232,070  $462,968  $232,070   $462,968
                                          ========  ========  ========   ========


    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.


                        NEW ENGLAND POWER COMPANY
                          Statements of Income
                       Twelve Months Ended June 30
                               (Unaudited)
                                                         1999                    1998
                                                         ----                    ----
                                                                  (In Thousands)
Operating revenue, principally from affiliates        $ 765,670   $1,603,273
                                                                             ---------          ----------
Operating expenses:
    Fuel for generation                                  70,113      337,933
    Purchased electric energy                           273,895      500,916
    Other operation                                      97,925      206,688
    Maintenance                                          25,487       95,234
    Depreciation and amortization                       102,138      113,765
    Taxes, other than income taxes                       24,394       67,779
    Income taxes                                         59,765       89,523
                                                                             ---------          ----------
                                                                     Total operating expenses      653,717           1,411,838
                                                                             ---------          ----------
Operating income                                        111,953      191,435

Other income:
    Allowance for equity funds used during construction   1,762            -
    Equity in income of nuclear power companies           4,152        5,182
    Other income (expense), net                           5,295       (3,482)
                                                                             ---------          ----------
                                                                     Operating and other income    123,162             193,135
                                                                             ---------          ----------
Interest:
    Interest on long-term debt                           17,803       40,421
    Other interest                                        4,884       10,399
    Allowance for borrowed funds used during
     construction - credit                                 (644)      (1,143)
                                                                             ---------          ----------
                                                                     Total interest                 22,043              49,677
                                                                             ---------          ----------

Net income                                            $ 101,119   $  143,458
                                                                             =========          ==========


                     Statements of Retained Earnings
                             (In Thousands)


Retained earnings at beginning of period              $ 462,968   $  392,534
Net income                                              101,119      143,458
Dividends declared on cumulative preferred stock           (240)      (2,075)
Dividends declared on common stock                     (130,610)     (70,949)
Premium on redemption of preferred stock                   (264)           -
Repurchase of common stock                             (200,903)           -
                                                                             ---------          ----------
Retained earnings at end of period                    $ 232,070   $  462,968
                                                                             =========          ==========


The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.



                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      June 30,    December 31,
                                  ASSETS               1999           1998
                                  ------               ----           ----
                                                             (In Thousands)
Utility plant, at original cost                        $1,277,503   $1,262,461
 Less accumulated provisions for depreciation
   and amortization                                       841,392      837,637
                                                       ----------   ----------
                                                          436,111      424,824
Construction work in progress                              40,215       33,289
                                                       ----------   ----------
      Net utility plant                                   476,326      458,113
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        47,496       48,538
 Non-utility property and other investments                39,672       39,583
                                                       ----------   ----------
      Total investments                                    87,168       88,121
                                                       ----------   ----------
Current assets:
 Cash and temporary cash investments (including $75,662,000
   and $109,911,000 with affiliates                       151,022      179,413
 Accounts receivable:
   Affiliated companies                                    70,078      107,878
   Others                                                  30,971       32,573
 Fuel, materials, and supplies, at average cost             9,211        9,220
 Prepaid and other current assets                          50,071       21,569
                                                       ----------   ----------
      Total current assets                                311,353      350,653
                                                       ----------   ----------
Regulatory assets                                       1,368,665    1,512,562
Deferred charges and other assets                           5,455        5,339
                                                       ----------   ----------
                                                       $2,248,967   $2,414,788
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   Authorized - 6,449,896 shares
   Outstanding - 3,619,896 and 3,749,896 shares        $   72,398   $   74,998
 Premiums on capital stocks                                48,624       50,371
 Other paid-in capital                                    184,229      190,852
 Retained earnings                                        232,070      204,603
 Unrealized gains on securities, net                           79           72
                                                       ----------   ----------
      Total common equity                                 537,400      520,896
 Cumulative preferred stock, par value $100 per share       1,567        1,567
 Long-term debt                                           371,768      371,765
                                                       ----------   ----------
      Total capitalization                                910,735      894,228
                                                       ----------   ----------
Current liabilities:
 Accounts payable (including $46,255,000 and $119,657,000
   to affiliates)                                          82,735      162,360
 Accrued liabilities:
   Taxes                                                    2,827       15,009
   Interest                                                 2,047        2,440
   Other accrued expenses                                  17,715       20,086
 Dividends payable                                             23           24
                                                       ----------   ----------
      Total current liabilities                           105,347      199,919
                                                       ----------   ----------
Deferred federal and state income taxes                   170,643      165,115
Unamortized investment tax credits                         23,590       30,870
Accrued Yankee nuclear plant costs                        222,393      242,138
Purchased power obligations                               761,165      832,668
Other reserves and deferred credits                        55,094       49,850
                                                       ----------   ----------
                                                       $2,248,967   $2,414,788
                                                       ==========   ==========


The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                         Six Months Ended June 30
                                (Unaudited)
                                                         1999          1998
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 34,599    $  56,375
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           63,915       60,618
   Deferred income taxes and investment tax credits, net    5,317       44,214
   Allowance for funds used during construction            (1,368)        (556)
     Reimbursement to New England Energy Incorporated of loss
     on sale of oil and gas properties                          -     (120,900)
   Prepayment for amended purchase power agreement              -     (191,676)
   Decrease (increase) in accounts receivable, net         39,402       12,334
   Decrease (increase) in fuel, materials, and supplies         9      (12,188)
   Decrease (increase) in prepaid and other current assets(28,502)     (32,631)
   Increase (decrease) in accounts payable                (79,625)       4,602
   Increase (decrease) in other current liabilities       (14,946)      17,184
   Other, net                                              (2,367)      (4,278)
                                                         --------    ---------
       Net cash provided by (used in) operating activities            $ 16,434      $(166,902)
                                                         --------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                      $(26,686)   $ (32,496)
   Other investing activities                                 (36)        (433)
                                                         --------    ---------
       Net cash used in investing activities             $(26,722)   $ (32,929)
                                                         --------    ---------

Financing Activities:
   Capital contribution from parent                      $      -    $  30,000
   Dividends paid on common stock                               -      (35,474)
   Dividends paid on preferred stock                          (47)      (1,037)
   Changes in short-term debt                                   -      255,700
   Long-term debt - retirements                                 -      (50,000)
   Repurchase of common shares                            (18,056)           -
                                                         --------    ---------
       Net cash provided by (used in) financing activities            $(18,103)     $ 199,189
                                                         --------    ---------

Net increase (decrease) in cash and cash equivalents     $(28,391)   $    (642)

Cash and cash equivalents at beginning of period          179,413        1,643
                                                         --------    ---------
Cash and cash equivalents at end of period               $151,022    $   1,001
                                                         ========    =========


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

  The Company has been named as a potentially responsible party
(PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for several sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.

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

Note B - Nuclear Units
----------------------

Yankee Nuclear Power Companies (Yankees)

  The Company has minority interests in four Yankee Nuclear Power Companies. These ownership interests are accounted for on the equity method. The Company's share of the expenses of the Yankees is accounted for in "Purchased electric energy" on the income statement.

  A summary of combined results of operations, assets, and liabilities of the four Yankees is as follows:

                         Quarters Ended                   Six Months Ended
                                    June 30,
                       ---------------------------------------

                               1999 1998                 1999 1998
                               ---- ----                 ---- ----
                                    (In Thousands)

 Operating revenue                $91,809   $116,216   $181,053                 $238,831
                                  =======   ========   ========                 ========
 Net income                       $ 5,129   $  7,155   $ 10,267                 $ 14,506
                                  =======   ========   ========                 ========
 Company's equity in
  net income                      $   967   $  1,499   $  1,482                 $  2,614
                                  =======   ========   ========                 ========

                                         June 30,                            December 31,
                                           1999                                  1998
                                           ----                                  ----
                                                            (In Thousands)

 Net plant                                 $   177,736      $   171,582
 Other assets                                2,740,788        2,810,613
 Liabilities and debt                       (2,659,895)      (2,723,454)
                                           -----------      -----------
 Net assets                                $   258,629      $   258,741
                                           ===========      ===========
 Company's equity in net assets            $    47,496      $    48,538
                                           ===========      ===========


 At June 30, 1999, $13,553,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

Nuclear Units Permanently Shut Down

  Three regional nuclear generating companies in which the Company has a minority interest own nuclear generating units that have been permanently shut down. These three units are as follows:


                                                              Future
                                                             Estimated
                             NEP's                            Billings
                          Investment         Date              to NEP
Unit                    %     $ (millions)                  Retired                 $(millions)
-----------------------------------------------------------------

Yankee Atomic                30                5            Feb 1992          17
Connecticut Yankee           15               16            Dec 1996          70
Maine Yankee                 20               16            Aug 1997         135


  In the case of each of these units, the Company has recorded a liability and an offsetting regulatory asset reflecting the estimated future billings from the companies. In a 1993 decision, the Federal Energy Regulatory Commission (FERC) allowed Yankee Atomic to recover its undepreciated investment in the plant as well as unfunded nuclear decommissioning costs and other costs. Connecticut Yankee has filed a similar request with the FERC. Several parties have intervened in opposition to the filing. In August 1998, a FERC Administrative Law Judge (ALJ) issued an initial decision which would allow for full recovery of Connecticut Yankee's unrecovered investment, but precluded a return on that investment. Connecticut Yankee, the Company, and other parties have filed with the FERC exceptions to the ALJ's decision. Should the FERC uphold the ALJ's initial decision in its current form, the Company's share of the loss of the return component would total approximately $12 million to $15 million before taxes. The recovery by Maine Yankee of its costs is in accordance with settlement agreements approved by the FERC in May 1999.

  A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

  The Company's industry restructuring settlement agreements approved by state and federal regulators in 1998 (Settlement Agreements) allow it to recover all costs, including shutdown costs, that the FERC allows these Yankee companies to bill to the Company.

Operating Nuclear Units

  The Company has minority interests in three other nuclear generating units: Vermont Yankee, Millstone 3, and Seabrook 1. Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, have increased in recent years and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased Nuclear Regulatory Commission (NRC) scrutiny. The Company performs periodic economic viability reviews of operating nuclear units in which it holds ownership interests.

Nuclear Divestiture

  The Company is engaged in efforts to divest its interests in the three operating nuclear units mentioned above. In February 1999, the Vermont Yankee Nuclear Power Corporation Board of Directors (Board) granted an exclusive right to AmerGen Energy Company (AmerGen), a joint venture by PECO Energy and British Energy, to conduct a due diligence review and negotiate a possible agreement to purchase the assets of Vermont Yankee. The period of exclusivity expired in June 1999. On August 2, 1999, Vermont Yankee announced that it had received an unsolicited expression of interest from Entergy Nuclear, Inc. (Entergy) to buy the Vermont Yankee plant. The Board authorized negotiations with Entergy and continued negotiations with AmerGen. Provided the negotiations for a sale are successful, consummation of such a sale would be contingent on regulatory approvals by the NRC, the Securities and Exchange Commission, under the Public Utility Holding Company Act of 1935, and the Vermont Public Service Board, among others. The regulatory process could take eight to twelve months or longer.
The Company has a 20 percent ownership interest in Vermont Yankee and an equity investment of approximately $11 million at June 30, 1999.

Millstone 3

  In July 1998, Millstone 3, which is operated by a subsidiary of Northeast Utilities (NU), returned to full operation after being on the NRC's "Watch List" since January 1996 and shut down since April 1996. In April 1999, the NRC eliminated its "Watch List" designation process and implemented a process that categorizes plants as requiring one of three levels of attention: "agency focus", calling for the attention of the Executive Director for Operations and/or the Commission; "regional focus", calling for special attention from the appropriate Regional Administrator; and "routine focus", calling for normal everyday oversight. Millstone 3 has been categorized as the subject of regional focus. A criminal investigation of NU's operating subsidiary related to Millstone 3 is ongoing.

  In August 1997, the Company sued NU in Massachusetts Superior Court (Superior Court) for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. The Company's damages include the costs of replacement power during the outage, costs necessary to return Millstone 3 to safe operation, and other additional costs. Most of the Company's incremental replacement power costs have been recovered from customers, either through fuel adjustment clauses or through provisions in the Settlement Agreements. The Company also seeks punitive damages.
In July 1998, the Superior Court denied NU's motion to dismiss and its motion to stay pending arbitration. The Company subsequently amended its complaint by, among other things, adding NU's Trustees as defendants. In June 1999, the Superior Court denied NU's motion for summary judgement. The Company's suit has been consolidated with suits filed by other joint owners. The trial is scheduled for March 2000. Some or all of the damages awarded from the lawsuit would be refunded to customers.

  In August 1997, the Company also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with the Company and others regarding the operation and ownership of Millstone 3. On July 21, 1999, the arbitrator dismissed NU's motion for summary judgement. The arbitration hearing is scheduled for October 1999.

Note C - Town of Norwood Dispute
--------------------------------

  From 1983 until 1998, the Company was the wholesale power supplier for the Town of Norwood, Massachusetts (Norwood). In April 1998, Norwood began taking power from another supplier. Pursuant to tariffs approved by the FERC in May 1998, the Company has been assessing Norwood a contract termination charge (CTC). Through June 1999, the charges assessed Norwood amount to approximately $10 million, all of which remain unpaid. Norwood has appealed the FERC's authorization of CTCs as well as the FERC's approval of the Settlement Agreements and the Company's divestiture of its nonnuclear generating assets to the First Circuit Court of Appeals (First Circuit). The Company is pursuing a collection action in Massachusetts Superior Court.

  Separately, Norwood filed suit in Federal District Court
(District Court) in April 1997 alleging that the Company's divestiture violated the terms of the 1983 power contract. Norwood has appealed to the First Circuit the District Court's dismissal of Norwood's lawsuit.

Note D
------

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

Update of Merger Agreements with National Grid and EUA

  On April 22, 1999, shareholders of National Grid approved the proposed merger with 99 percent of those voting approving the merger. On May 3, 1999, NEES received the approval of more than the required majority of outstanding shares for the merger with 75 percent of outstanding shares voting in favor of the merger. Of those shares voted, in excess of 94 percent voted in favor of the merger.

  The NEES/National Grid merger has received approval or clearance from the Federal Trade Commission (FTC), the Committee on Foreign Investment in the United States, the Federal Energy Regulatory Commission (FERC), the Vermont Public Service Board (VPSB), and the Connecticut Department of Public Utility Control (CDPUC). In addition, the New Hampshire Public Utilities Commission approved the proposed merger in an oral order on August 9, 1999, with a written order expected in several weeks.

  NEES and National Grid have also filed for merger approval with the Securities and Exchange Commission (SEC), under the Public
Utility Holding Company Act of 1935 (1935 Act). In connection with the SEC application, the Massachusetts Department of

Telecommunications and Energy (MDTE) certified to the SEC that the merger would not interfere with the MDTE's authority or ability to protect customers of NEES' Massachusetts distribution subsidiaries. NEES and National Grid have requested a similar certification from state regulators in Rhode Island. In addition, NEES and National Grid have also filed for merger approval with the Nuclear Regulatory Commission (NRC) to transfer ownership licenses for its minority ownership interests in regional nuclear plants. On July 20, 1999, three subsidiaries of Northeast Utilities filed a request for hearing with the NRC with respect to financial qualifications and raising issues of foreign ownership. NEES and National Grid responded, in a July 27, 1999 filing, opposing the request and asserting that the application should be granted as a matter of law and there is no need for a hearing. It is not known when the NRC will respond to the request or how it will rule.

  The NEES/National Grid merger is expected to be completed by early 2000.

  The NEES acquisition of EUA has also received clearance from the FTC. NEES and EUA have made appropriate filings with the FERC, SEC, under the 1935 Act, NRC, MDTE, VPSB, and the Rhode Island Public Utilities Commission. In addition, the acquisition of EUA requires approval by the CDPUC. On May 17, 1999, EUA shareholders approved the acquisition of EUA by NEES. The acquisition of EUA is expected to be completed by early 2000.

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

  The Company has received authorization from the FERC to recover through contract termination charges (CTC) substantially all of the costs associated with its former generating business not recovered through the sale of that business. Additionally, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. Therefore, substantially all of the Company's business, including the recovery of its stranded costs, remains under cost-based rate regulation. The Company believes these factors and the EITF conclusion allow it to continue to apply FAS 71. Because of the nuclear cost-sharing provisions related to the Company's CTC, the Company ceased applying FAS 71 in 1997 to 20 percent of its ongoing nuclear operations, the impact of which is immaterial.

  As a result of applying FAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through the CTC. The regulatory asset reflects the loss on the sale of NEES' oil and gas business and the unrecovered plant costs in operating nuclear plants (assuming no market value), the costs associated with permanently closed nuclear power plants, and the present value of the payments associated with the above-market cost of purchased power contracts, reduced by the gain from the sale of the nonnuclear generating business. At June 30, 1999, the regulatory asset related to the CTC was approximately $1.4 billion, of which $1.1 billion related to the above-market costs of purchased power contracts.

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

  Massachusetts Electric Company (Massachusetts Electric) and The Narragansett Electric Company (Narragansett Electric), distribution affiliates of the Company, filed rate plans in April and May 1999, respectively, which, if approved, may cause the application of FAS 71 to be discontinued upon consummation of the NEES/National Grid merger. The Company is recovering its stranded costs as a component of Massachusetts Electric's and Narragansett Electric's distribution rates. As a result, the Company may not be able to continue to apply FAS 71 to its recovery of stranded costs after the merger is completed. Because the discontinuation of FAS 71 would be coincident with the completion of the NEES/National Grid merger, the NEES companies believe the appropriate accounting treatment would be that the regulatory assets would not be written off but instead reclassified to either an intangible asset account or a goodwill account.

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

  During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which has consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through June 30, 1999, the NEES companies have spent approximately $18 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month.

The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies separated their Y2K Project into four parts as shown on the following page.


                                    Substantial Contingency Testing,
                                    Completion  Documentation,
                                    of Critical and Clean
Category         Specific Example   Systems     Management
--------         ----------------   ----------- -------------------

Mainframe/Midrange                  Accounting/Customer   Completed Throughout 1999
systems          service integrated
                 systems

Desktop systems  Personal computers/            Completed Throughout 1999
                 Department software/
                 Networks

Operational/     Dispatching systems/           Completed Throughout 1999
Embedded         Transmission and
systems          Distribution systems/
                 Telephone systems

External issues  Electronic Data    Completed   Throughout 1999
                 Interchange/Vendor
                 communications


  The NEES companies used a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. These assessments included, but were not limited to, the review of program code for mainframe and midrange systems, analysis of personal computer hardware and network equipment for desktop systems, reaching consensus with key "data exchange" partners regarding the approach and execution of plans to address Y2K-related issues, and coordination with other New England Power Pool (NEPOOL) member utilities related to operational systems, such as transmission systems. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which was completed on June 30, 1999, required the renovation, conversion, or replacement of the remaining applications and operating software packages.

  Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans are being implemented for mission critical systems, as described below.

  The overall Y2K Project was designed such that Y2K-related work performed by external consultants was reviewed by NEES employees, and vice-versa. The Y2K Project team management periodically benchmarked its progress against the recommended progress schedule documented by the North American Electric Reliability Council
(NERC), and has met all recommended schedules, including the issuance of its Year 2000 Readiness Letter to NERC on June 30, 1999.

  The NEES companies also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans are being implemented, as described below.

  The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million. These costs include the replacement of approximately one thousand desktop computers. In addition, the NEES companies are spending $7 million related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of June 30, 1999, total Y2K-related costs of approximately $33 million have been incurred, of which approximately $6 million have been capitalized. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

  The NEES companies have developed and are implementing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000, forward. These plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency plan implementation for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of the Y2K contingency plan implementation, the NEES companies are reviewing their disaster recovery plans and modifying them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies expect to hold contingency plan drills during the third quarter of 1999.

  Interregional and regional contingency plans are being finalized to address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, are being coordinated by the Northeast Power Coordinating Council, whose activities are being incorporated into the interregional coordinating effort by NERC. Drills of these interregional and regional contingency plans are expected to be held in September 1999.

  The NEES companies believe that their mission critical systems used to deliver electricity are ready for date changes associated with Y2K, in accordance with the criteria specified by NERC.

Recognizing that neither the NEES companies nor any other organization can make guarantees about something as complex as Y2K, the NEES companies also have developed and are implementing the contingency plans described above (including contingency plans in the event of temporary disruptions of electric service) to address potential problems caused by Y2K. In the event that a short-term disruption in service occurs, NEES does not expect that such a disruption would have a material impact on its financial position or results of operation.

Earnings
--------

  Net income for the second quarter and first six months of 1999 decreased $6 million and $22 million, respectively, compared with the corresponding periods in 1998. The decrease in earnings for the second quarter of 1999 reflects the continuing impact of the sale of the Company's nonnuclear generating business on September 1, 1998, as well as reduced CTC rates effective January 1, 1999. Year-to-date earnings reflect these factors as well as significant revenue reductions due to the impact of the restructuring of the utility business. Partially offsetting the decrease in revenues is an increase in transmission revenues associated with the elimination of certain liabilities related to open access transmission tariffs as well as the recovery of the Company's stranded investment costs including mitigation incentives. The mitigation incentives recorded in the second quarter and first six months of 1999 amounted to approximately $6 million and $12 million, respectively.

Operating Revenue
-----------------

  Operating revenue decreased $219 million and $453 million in the second quarter and first six months of 1999, respectively, compared with the corresponding periods in 1998. These decreases in revenues are due in part to the divestiture of the Company's nonnuclear generating business on September 1, 1998, including reduced CTC rates as well as significant rate reductions implemented in connection with industry restructuring. These rate changes include the effect of various true-up mechanisms, including stranded cost recovery billings, fuel expense, nuclear operating costs and decommissioning costs, and the non-fuel component of purchased power expense. Partially offsetting the decrease in revenues is the elimination of certain liabilities related to open access transmission tariffs, and the ability of the Company to recover stranded investments including mitigation incentives.

Operating Expenses
------------------

  Operating expenses for the second quarter and first six months of 1999 decreased $200 million and $407 million, respectively, compared with the corresponding periods in 1998. The September 1, 1998 sale of the Company's nonnuclear generating business had the impact of decreasing all categories of operating expenses for the second quarter. On a year-to-date basis, all categories of operating expenses other than depreciation and amortization were reduced as a result of the sale.

  The decrease in fuel expense and purchased power costs reflects the assumption of the Company's obligations under most of its previously existing purchased power contracts by the buyer of the Company's nonnuclear generating business. Purchased power expense includes the Company's obligation to pay predetermined amounts to the buyer for the above market cost of those contracts. The Company also remains obligated under the purchased power contracts with the four Yankee nuclear power companies, three of which have been permanently shut down (See Note B). As a result, the Company's costs decreased by $4 million and $9 million, respectively, in connection with the permanent shutdown of the Maine Yankee nuclear power plant as well as the absence of a refueling outage at the Vermont Yankee nuclear power plant.

  In addition to the impact of the sale, the decrease in other operation and maintenance expenses reflects reduced general and administrative costs due to the allocation to the Company of less New England Power Service Company costs after the divestiture of its nonnuclear generating business. In addition, transmission wheeling costs decreased by $3 million and $11 million in the quarter and year-to-date period, respectively, due to such costs being billed directly to the Company's distribution affiliates as well as the receipt of a transmission wheeling refund. These decreases were partially offset by increased costs of $6 million and $4 million in the quarter and year-to-date period, respectively, associated with the partially owned Millstone 3 and

Seabrook 1 nuclear generating facilities which experienced refueling outages in the second quarter.

  Depreciation and amortization expenses decreased in the second quarter but increased for the year-to-date period. The second quarter decrease is due to the depreciation and amortization of generation-related plant in 1998 being greater than the recovery and amortization of generation-related stranded costs in 1999. This relationship was just the opposite in the first quarter of 1999 compared to 1998 due to a one-time accelerated recovery of stranded costs from customers in Rhode Island in the first quarter of 1999.

Interest Expense and Other Income
---------------------------------

  The decrease in interest expense is due principally to reduced interest on long-term and short-term debt as a result of the defeasance or repayment of debt in conjunction with the sale of the Company's nonnuclear generating business.

  The increase in other income during the second quarter and first six months of 1999 is primarily due to increased interest income as a result of the reinvestment of the proceeds from the September 1, 1998 sale.

Utility Plant Expenditures and Financing
----------------------------------------

  Cash expenditures for utility plant totaled $27 million for the first six months of 1999. These expenditures were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internal funds.

  On February 8, 1999, the Company repurchased 130,000 shares of its common stock from NEES for $18 million. Approximately $7 million of the repurchase price was charged to retained earnings.

  At June 30, 1999, the Company had lines of credit and standby bond purchase facilities with banks totaling $455 million which are available to provide liquidity support for $372 million of the Company's bonds in tax-exempt commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at June 30, 1999.

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

  The Company and several other shareholders (Sponsors) of Maine Yankee are parties to 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlements to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers had ceased making payments under the Secondary Purchase Agreements, claiming that such agreements excuse further payments upon plant shutdown. In February 1999, settlement agreements between the Sponsors and Secondary Purchasers were filed with the FERC, under which the Secondary Purchasers would be required to make certain payments to Maine Yankee, and, in turn, to the Company, related to both past and future obligations under the Secondary Purchase Agreements. In May 1999, the FERC approved the settlement agreements which fully resolve the dispute between the Sponsors and the Secondary Purchasers.

  Information concerning dismissal of a lawsuit brought against the Company by the Town of Norwood, Massachusetts and appeals of that lawsuit and related Federal Energy Regulatory Commission orders, and the Company's collection action, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

Item 4.     Submission of Matters to a Vote of Security-Holders
----------------------------------------------------------------

  On April 21, 1999, the Annual Meeting of Shareholders was held.

  By unanimous vote of the 3,749,896 shares present out of 3,765,568 total shares having general voting rights:

  The number of directors for the ensuing year was fixed at four.

  The following were elected as directors:

  Peter G. Flynn
  Alfred D. Houston
  Cheryl A. LaFleur
  Richard P. Sergel

  John G. Cochrane was elected Treasurer and Gregory A. Hale was elected Clerk. The terms of office are until the next annual meeting of stockholders and until their successors are duly chosen and qualified.

  PricewaterhouseCoopers was selected as Auditor for the year 1999.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  The Company is filing Financial Data Schedules.

                           SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY

                                s/John G. Cochrane

                                John G. Cochrane, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer

Date:  August 13, 1999