Form 10-Q
period 1999-09-30
NEW ENGLAND POWER CO
filed 1999-11-12
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
3,619,896 shares at September 30, 1999.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                Quarter             Nine Months
                                                --------                  -----------
                                            1999      1998      1999       1998
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $142,066   $321,569$  448,863     $1,081,036
                                          --------  -------- --------------------

Operating expenses:
  Fuel for generation                        3,857    62,442      9,129   221,429
  Purchased electric energy                 62,099    98,271    180,832   342,945
  Other operation                           17,665    40,464     52,935   132,874
  Maintenance                                5,569       784     22,737    52,704
  Depreciation and amortization             21,210    25,199     82,570    84,345
  Taxes, other than income taxes             5,316    10,258     16,709    45,749
  Income taxes                               7,568    29,504     29,315    65,080
                                          --------  -------- --------------------
       Total operating expenses            123,284   266,922    394,227   945,126
                                          --------  -------- --------------------
Operating income                            18,782    54,647     54,636   135,910

Other income:
  Allowance for equity funds used
   during construction                         447       114      1,576       114
  Equity in income of nuclear power companies1,001     1,544      2,483     4,158
  Other income (expense), net                  935     3,318      3,620       826
                                          --------  -------- --------------------
       Operating and other income           21,165    59,623     62,315   141,008
                                          --------  -------- --------------------

Interest:
  Interest on long-term debt                 3,370     7,635      9,714    26,951
  Other interest                               246     4,299        692    10,549
  Allowance for borrowed funds used during
   construction                               (120)     (267)      (359)     (823)
                                          --------  -------- --------------------
       Total interest                        3,496    11,667     10,047    36,677
                                          --------  -------- --------------------

Net income                                $ 17,669  $ 47,956 $   52,268$  104,331
                                          ========  ======== ====================


                         Statements of Retained Earnings
                                  (In Thousands)


Retained earnings at beginning of period  $232,070 $ 462,968   $204,603 $ 407,630
Net income                                  17,669    47,956     52,268   104,331
Dividends declared on cumulative
  preferred stock                              (24)     (142)       (71)   (1,179)
Dividends declared on common stock               -  (130,610)         -  (130,610)
Premium on redemption of preferred stock       264         -        264         -
Repurchase of common stock                       -  (193,818)    (7,085) (193,818)
                                          -------- ---------   -------- ---------
Retained earnings at end of period        $249,979 $ 186,354   $249,979 $ 186,354
                                          ======== =========   ======== =========


    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                       NEW ENGLAND POWER COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                         1999                  1998
                                                         ----                  ----
                                                                (In Thousands)
Operating revenue, principally from affiliates        $ 586,167  $1,481,068
                                                      ---------  ----------
Operating expenses:
  Fuel for generation                                    11,528     309,795
  Purchased electric energy                             237,723     464,581
  Other operation                                        75,126     189,582
  Maintenance                                            30,272      75,560
  Depreciation and amortization                          98,149     112,035
  Taxes, other than income taxes                         19,452      61,347
  Income taxes                                           37,829      86,621
                                                      ---------  ----------
       Total operating expenses                         510,079   1,299,521
                                                      ---------  ----------
Operating income                                         76,088     181,547

Other income:
  Allowance for equity funds used during construction     2,095         114
  Equity in income of nuclear power companies             3,609       5,466
  Other income (expense), net                             2,912       1,202
                                                      ---------  ----------
       Operating and other income                        84,704     188,329
                                                      ---------  ----------

Interest:
  Interest on long-term debt                             13,538      37,629
  Other interest                                            831      12,454
  Allowance for borrowed funds used during construction    (497)     (1,149)
                                                      ---------  ----------
       Total interest                                    13,872      48,934
                                                      ---------  ----------

Net income                                            $  70,832  $  139,395
                                                      =========  ==========



                    Statements of Retained Earnings
                            (In Thousands)


Retained earnings at beginning of period               $186,354   $ 408,559
Net income                                               70,832     139,395
Dividends declared on cumulative preferred stock           (122)     (1,698)
Dividends declared on common stock                            -    (166,084)
Repurchase of common stock                               (7,085)   (193,818)
                                                       --------   ---------
Retained earnings at end of period                     $249,979   $ 186,354
                                                       ========   =========


The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by New England Electric System.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1999          1998
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                        $1,313,115   $1,262,461
 Less accumulated provisions for depreciation
  and amortization                                        844,257      837,637
                                                       ----------   ----------
                                                          468,858      424,824
Construction work in progress                              16,982       33,289
                                                       ----------   ----------
      Net utility plant                                   485,840      458,113
                                                       ----------   ----------
Investments:
 Nuclear power companies, at equity                        46,631       48,538
 Non-utility property and other investments                39,836       39,583
                                                       ----------   ----------
      Total investments                                    86,467       88,121
                                                       ----------   ----------
Current assets:
 Cash, and temporary cash investments (including
  $95,614,000 and $109,911,000 with affiliates)           242,155      179,413
 Accounts receivable:
   Affiliated companies                                    68,964      107,878
   Others                                                  45,005       32,573
 Fuel, materials, and supplies, at average cost             9,778        9,220
 Prepaid and other current assets                          33,480       21,569
                                                       ----------   ----------
      Total current assets                                399,382      350,653
                                                       ----------   ----------
Regulatory assets                                       1,302,456    1,512,562
Deferred charges and other assets                           4,973        5,339
                                                       ----------   ----------
                                                       $2,279,118   $2,414,788
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
  Authorized - 6,449,896 shares
  Outstanding - 3,619,896 shares and 3,749,896 shares  $   72,398   $   74,998
 Premium on capital stock                                  48,624       50,371
 Other paid-in capital                                    183,937      190,852
 Retained earnings                                        249,979      204,603
 Unrealized gain on securities, net                            68           72
                                                       ----------   ----------
      Total common equity                                 555,006      520,896
 Cumulative preferred stock, par value $100 per share       1,567        1,567
 Long-term debt                                           371,770      371,765
                                                       ----------   ----------
      Total capitalization                                928,343      894,228
                                                       ----------   ----------
Current liabilities:
 Short-term debt                                           38,500            -
 Accounts payable (including $44,737,000 and $119,657,000
   to affiliates)                                          81,796      162,360
 Accrued liabilities:
   Taxes                                                    5,485       15,009
   Interest                                                 1,556        2,440
   Other accrued expenses                                  26,134       20,086
 Dividends payable                                             24           24
                                                       ----------   ----------
      Total current liabilities                           153,495      199,919
                                                       ----------   ----------
Deferred federal and state income taxes                   162,818      165,115
Unamortized investment tax credits                         21,317       30,870
Accrued Yankee nuclear plant costs                        211,843      242,138
Purchased power obligations                               740,046      832,668
Other reserves and deferred credits                        61,256       49,850
                                                       ----------   ----------
                                                       $2,279,118   $2,414,788
                                                       ==========   ==========


The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1999         1998
                                                         ----         ----
                                                             (In Thousands)
Operating Activities:
   Net income                                            $ 52,268 $   104,331
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           87,040      87,375
   Deferred income taxes and investment tax credits, net   (2,649)   (221,184)
   Allowance for funds used during construction            (1,935)       (937)
   Reimbursement to New England Energy Incorporated of loss                 -  (120,900)
    on sale of oil and gas properties
   Buyout of purchased power contracts                          -    (333,520)
   Decrease (increase) in accounts receivable, net         26,482      84,894
   Decrease (increase) in fuel, materials, and supplies      (558)    (10,789)
   Decrease (increase) in prepaid and other current assets(11,911)      7,312
   Increase (decrease) in accounts payable                (80,564)    (29,142)
   Increase (decrease) in other current liabilities        (4,360)     41,628
   Other, net                                              20,100     (88,141)
                                                         -------- -----------
      Net cash provided by (used in) operating activities$ 83,913 $  (479,073)
                                                         -------- -----------

Investing Activities:
   Proceeds from sale of generating assets               $      - $ 1,688,863
   Plant expenditures, excluding allowance for
     funds used during construction                       (41,325)    (44,933)
   Other investing activities                                (219)       (445)
                                                         -------- -----------
      Net cash provided by (used in) investing activities$(41,544)$ 1,643,485
                                                         -------- -----------

Financing Activities:
   Capital contribution from parent                      $      - $    34,881
   Dividends paid on common stock                               -    (166,084)
   Dividends paid on preferred stock                          (71)     (1,038)
   Changes in short-term debt                              38,500    (111,250)
   Long-term debt - retirements                                 -    (328,000)
   Repurchase of common shares                            (18,056)   (417,960)
   Redemption of preferred stock                                -     (29,283)
                                                         -------- -----------
      Net cash provided by (used in) financing activities$ 20,373 $(1,018,734)
                                                         -------- -----------

Net increase (decrease) in cash and cash equivalents     $ 62,742 $   145,678

Cash and cash equivalents at beginning of period          179,413       1,643
                                                         -------- -----------
Cash and cash equivalents at end of period               $242,155 $   147,321
                                                         ======== ===========


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

  Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The New England Electric System companies have recovered amounts from certain insurers, and, where appropriate, intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.

Note B - Nuclear Units
----------------------

Yankee Nuclear Power Companies (Yankees)

  The Company has minority interests in four Yankee Nuclear Power Companies. These ownership interests are accounted for on the equity method. The Company's share of the expenses of the Yankees is accounted for in "Purchased electric energy" on the income statement. A summary of combined results of operations, assets, and liabilities of the four Yankees is as follows:

                              Quarters Ended                   Nine Months Ended
                                            September 30,
                            ---------------------------------------
                                1999     1998       1999      1998
                                ----     ----       ----      ----
                                         (In Thousands)


      Operating revenue           $91,361   $104,210   $272,414  $343,041
                                  =======   ========   ========  ========
      Net income                  $ 1,167   $  6,314   $ 11,434  $ 20,820
                                  =======   ========   ========  ========
      Company's equity in
       net income recorded        $ 1,001   $  1,544   $  2,483  $  4,158
                                  =======   ========   ========  ========

                                         September 30,                      December 31,
                                            1999                  1998
                                            ----                  ----
                                                        (In Thousands)

      Net plant                            $   172,833      $   171,582
      Other assets                           2,657,996        2,810,613
      Liabilities and debt                  (2,579,217)      (2,723,454)
                                           -----------      -----------
      Net assets                           $   251,612      $   258,741
                                           ===========      ===========
      Company's equity in net assets       $    46,631      $    48,538
                                           ===========      ===========

       The Company's share of the Yankees net income is recorded on a one-month lagging basis with an estimate of the final month.

  At September 30, 1999, $12,869,000 of undistributed earnings of the nuclear power companies were included in the Company's retained earnings.

Nuclear Units Permanently Shut Down

       Three regional nuclear generating companies in which the Company has a minority interest own nuclear generating units that have been permanently shut down. These three units are as follows:

                                                                  Future
                                                               Estimated
                                NEP's                           Billings
                               Investment       Date             to NEP
Unit     %             $ (millions)           Retired         $(millions)
-----------------------------------------------------------------

Yankee Atomic                30         4  Feb 1992                 13
Connecticut Yankee           15        17  Dec 1996                 67
Maine Yankee                 20        15  Aug 1997                131


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

Company's share of the loss of the return component would total approximately $12 million to $15 million before taxes. Maine Yankee recovers its costs in accordance with settlement agreements approved by the FERC in May 1999.

  A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

       Under the provisions of industry restructuring settlement agreements approved by state and federal regulators in 1998 (Settlement Agreements), the Company recovers all costs, including shutdown costs, that the FERC allows these Yankee companies to bill to the Company.

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

Vermont Yankee

       The Company is engaged in efforts to divest its interests in the three operating nuclear units mentioned above. In October 1999, the Vermont Yankee Nuclear Power Corporation Board of Directors announced its intention to sell the assets of Vermont Yankee to AmerGen Energy Company (AmerGen), a joint venture by PECO Energy and British Energy, for approximately $23.5 million. Under the terms of the proposed agreement, Vermont Yankee will contribute approximately $54 million toward the plant's decommissioning trust fund and AmerGen will assume responsibility for the actual cost of decommissioning the plant. The proposed agreement also requires the existing power purchasers (including the Company) to continue to purchase the output of the plant or to elect to buy out of the power purchase obligation. The proposed sale, which is subject to the execution of a definitive agreement, received approval of the owners of Vermont Yankee in November 1999 and is contingent upon regulatory approvals by the NRC, the Securities and Exchange Commission, under the Public Utility Holding Company Act of 1935, and the Vermont Public Service Board, among others. The Company has a 20 percent ownership interest in Vermont Yankee and an equity investment of approximately $10 million at September 30, 1999.

Millstone 3

       In July 1998, Millstone 3, which is operated by a subsidiary of Northeast Utilities (NU), returned to full operation after being shut down since April 1996. In September 1999, NU agreed to pay $10 million in fines and donations after its operating subsidiary pleaded guilty to environmental violations and making false statements to federal nuclear regulators, ending a criminal investigation of the NU subsidiaries related, in part, to Millstone 3.

       In August 1997, the Company sued NU in Massachusetts Superior Court for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. The Company's claim for damages included the costs of replacement power during the outage, costs necessary to return Millstone 3 to safe operation, and other additional costs. Most of the Company's incremental replacement power costs have been recovered from customers, either through fuel adjustment clauses or through provisions in the Settlement Agreements.

       In August 1997, the Company also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU (subsidiaries), seeking damages resulting from their breach of obligations under an agreement with the Company and others regarding the operation and ownership of Millstone 3.

       In November 1999, the Company, NU, and the subsidiaries executed an agreement which settles the litigation and arbitration described above. The settlement involves the payment of fixed and contingent amounts to the Company, as well as an agreement by NU to include the Company's Millstone 3 interest when NU sells its Millstone 3 interest at auction. Amounts received pursuant to the proposed settlement will, after reimbursement of the Company's transaction costs and net investment in Millstone 3, be credited to customers.

Note C - Town of Norwood Dispute
--------------------------------

 From 1983 until 1998, the Company was the wholesale power supplier for the Town of Norwood, Massachusetts (Norwood). In April 1998, Norwood began taking power from another supplier. Pursuant to tariffs approved by the FERC in May 1998, the Company has been assessing Norwood a contract termination charge (CTC). Through September 1999, the charges assessed Norwood amount to approximately $13 million, all of which remain unpaid. Norwood has appealed the FERC's authorization of CTCs as well as the FERC's approval of the Settlement Agreements and the Company's divestiture of its nonnuclear generating assets (the divestiture) to the First Circuit Court of Appeals (First Circuit). The Company is pursuing a collection action in Massachusetts Superior Court.

       Separately, Norwood filed suit in Federal District Court (District Court) in April 1997 alleging that the divestiture violated the terms of the 1983 power contract. Norwood has appealed to the First Circuit the District
Court's dismissal of Norwood's lawsuit.

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

Merger Agreements
-----------------

       For a full discussion of New England Electric System's (NEES) merger agreements with The National Grid Group plc (National Grid) and Eastern Utilities Associates (EUA), see the Merger Agreements sections of the Company's Form 10-K for 1998 and the Company's 1998 Annual Report.

Update of Merger Agreements with National Grid and EUA

       The NEES/National Grid merger has received approval or clearance from shareholders of both National Grid and NEES, the Federal Trade Commission
(FTC), the Committee on Foreign Investment in the United States, the Federal Energy Regulatory Commission (FERC), the Vermont Public Service Board (VPSB), the Connecticut Department of Public Utility Control (CDPUC), and the New Hampshire Public Utilities Commission (NHPUC).

 On November 3, 1999, the Office of the Consumer Advocate for New Hampshire filed a motion seeking rehearing or reconsideration of the merger approval by the NHPUC with respect to the treatment of the acquisition premium and stranded costs. NEES and National Grid have opposed the motion for rehearing.

       NEES and National Grid have also filed for merger approval with the Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935 (1935 Act). In connection with the SEC application, the Massachusetts Department of Telecommunications and Energy (MDTE) and the Rhode Island Public Utilities Commission (RIPUC) certified to the SEC that the merger would not interfere with their authority or ability to protect customers of NEES' distribution subsidiaries in Massachusetts and Rhode Island, respectively.

  In addition, NEES and National Grid have also filed for merger approval with the Nuclear Regulatory Commission (NRC) to transfer ownership licenses for its minority ownership interests in regional nuclear plants. In July 1999, three subsidiaries of Northeast Utilities (NU) filed a request for hearing with the NRC with respect to financial qualifications and issues of foreign ownership. In October 1999, the NRC issued an order granting the request for hearing and directed NEES, National Grid, and the NU subsidiaries to promptly determine whether the proceeding could be settled without a hearing. In November 1999, NEES, National Grid, and the NU subsidiaries executed an agreement with respect to these issues. As part of this agreement, the NU subsidiaries agreed to withdraw their intervention and request for hearing. Assuming the NRC grants the motion to withdraw, NEES and National Grid anticipate that the remaining required regulatory approvals from the SEC, under the 1935 Act, and the NRC will be obtained in a time frame that will allow the merger to be completed by early 2000.

       The NEES acquisition of EUA has received approval or clearance from EUA shareholders, the FTC, the CDPUC, and the FERC. NEES and EUA have also made appropriate filings with the SEC, under the 1935 Act, NRC, MDTE, VPSB, and the RIPUC. The acquisition of EUA is expected to be completed by early 2000.

Industry Restructuring
----------------------

       For a full discussion of industry restructuring activities, the Company's divestiture of its nonnuclear generating business (the divestiture) and stranded cost recovery, see the "Industry Restructuring" section of the Company's Form 10-K for 1998 and the Company's 1998 Annual Report.

Regulatory Asset Recovery
-------------------------

 Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. In 1997, the Emerging Issues Task Force
(EITF) of the Financial Accounting Standards Board concluded that a utility that had received approval to recover stranded costs through regulated transmission and distribution rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

       The Company has received authorization from the FERC to recover through contract termination charges (CTC) substantially all of the costs associated with its former generating business not recovered through the divestiture. Additionally, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. Therefore, substantially all of the Company's business, including the recovery of its stranded costs, remains under cost-based rate regulation. The Company believes these factors and the EITF conclusion allow it to continue to apply FAS 71. Because of the nuclear cost-sharing provisions related to the Company's CTC, the Company ceased applying FAS 71 in 1997 to 20 percent of its ongoing nuclear operations, the impact of which is immaterial.

 As a result of applying FAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through the CTC. The regulatory asset reflects the loss on the sale of NEES' oil and gas business and the unrecovered plant costs in operating nuclear plants (assuming no market value), the costs associated with permanently closed nuclear power plants, and the present value of the payments associated with the above-market cost of purchased power contracts, reduced by the gain from the divestiture. At September 30, 1999, the regulatory asset related to the CTC was approximately $1.3 billion, of which $1.0 billion related to the above-market costs of purchased power contracts.

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

Year 2000 Readiness Disclosure
------------------------------

       Over the course of this year, most companies have faced and will continue to face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K).
This could cause computers to either shut down or lead to incorrect calculations.

       The NEES companies believe that their mission critical systems used to deliver electricity are ready for date changes associated with Y2K, in accordance with the criteria specified by the North American Electric Reliability Council (NERC). Recognizing that neither the NEES companies nor any other organization can make guarantees about something as complex as Y2K, the NEES companies have also developed and implemented the contingency plans described below (including contingency plans in the event of temporary disruptions of electric service) to address potential problems caused by Y2K. In the event that a short-term disruption in service occurs, NEES does not expect that such a disruption would have a material impact on its financial position or results of operation.

       During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through September 30, 1999, the NEES companies have spent approximately $18 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies separated their Y2K Project into four parts as shown on the following page.

                                         Substantial ContingencyTesting,
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

  Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans have been implemented for mission critical systems, as described below.

       The overall Y2K Project was designed such that Y2K-related work performed by external consultants was reviewed by NEES employees, and vice-versa. The
Y2K Project team management continuously benchmarked its progress against the recommended progress schedule documented by NERC, and has met all recommended schedules, including the issuance of its Year 2000 Readiness Letter to NERC on June 30, 1999.

  The NEES companies also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer (transition service) generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans have been implemented, as described below.

  The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million, including the replacement of approximately one thousand desktop computers. In addition, the NEES companies have spent $7 million (of which approximately $6 million has been capitalized) related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of September 30, 1999, substantially all Y2K-related costs have been incurred. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

  The NEES companies developed and implemented Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000, forward. These plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency plan implementation for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of the Y2K contingency plan implementation, the NEES companies have reviewed their disaster recovery plans and modified them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies conducted contingency plan drills on September 8, and 9, 1999.

       Interregional and regional contingency plans have been finalized for utility systems throughout the United States. At a regional level, the NEES companies have participated and cooperated with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, are being coordinated by the Northeast Power Coordinating Council, whose activities have been incorporated into the interregional coordinating effort by NERC. Drills of these interregional and regional contingency plans were also conducted on September 8, and 9, 1999.

Earnings
--------

       Net income for the third quarter and first nine months of 1999 decreased $30 million and $52 million, respectively, compared with the corresponding periods in 1998. The decrease in earnings for the third quarter of 1999 reflects the continuing impact of the divestiture, as well as reduced CTC rates effective January 1, 1999. Year-to-date earnings reflect these factors as well as significant revenue reductions due to the impact of the restructuring of the utility business. Partially offsetting the decrease in revenues is the recovery of the Company's stranded investment costs, including mitigation incentives of approximately $6 million and $19 million in the third quarter and first nine months of 1999, respectively. In addition, the decrease in earnings for the year-to-date period is also partially offset by increased transmission revenues of approximately $11 million due to the elimination of certain liabilities related to open access transmission tariffs.

Operating Revenue
-----------------

       Operating revenue decreased $180 million and $632 million in the third quarter and first nine months of 1999, respectively, compared with the corresponding periods in 1998. These decreases are due in part to the divestiture, reduced CTC rates, and significant rate reductions implemented in connection with industry restructuring. Partially offsetting these decreases is the ability of the Company to recover stranded investments including mitigation incentives and, on a year-to-date basis, an increase in transmission revenues associated with the elimination of certain liabilities related to open access transmission tariffs discussed above. The new rates also include true-up mechanisms for stranded cost recovery billings and nuclear operating and decommissioning costs.

Operating Expenses
------------------

       Operating expenses for the third quarter and first nine months of 1999 decreased $144 million and $551 million, respectively, compared with the corresponding periods in 1998. The divestiture reduced all categories of operating expenses for the third quarter and first nine months of 1999, with the exception of maintenance expenses for the third quarter.

       The decrease in fuel expense and purchased power costs reflects the divestiture and the assumption of the Company's obligations under most of its previously existing purchased power contracts by the buyer of the Company's nonnuclear generating business (the buyer). The Company remains obligated to pay predetermined amounts to the buyer related to the above market cost of those contracts. In addition, the Company also remains obligated under purchased power contracts with the four Yankee nuclear power companies, the costs of which decreased $10 million in the year-to-date period in connection with the Maine Yankee and Connecticut Yankee nuclear power plants which are shut down, as well as the effect of a 1998 refueling outage at the Vermont Yankee nuclear power plant.

       In addition to the impact of the divestiture, the decrease in other operation and maintenance expenses on a combined basis reflects reduced general and administrative costs due to workforce reductions and reduced Y2K costs, as well as the allocation to the Company of fewer New England Power Service Company costs after the divestiture. In addition, transmission wheeling costs decreased $3 million and $14 million in the third quarter and first nine months of 1999, respectively, as a result of such costs being billed directly to the Company's distribution affiliates, the assumption of transmission support agreements by the buyer, and, on a year-to-date basis, the receipt of a transmission wheeling refund. These decreases are partially offset by the third quarter 1998 reimbursement by the buyer to the Company for certain previously incurred generation-related maintenance expenses, as well as increased costs of $4 million for the year-to-date period associated with the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities which experienced refueling outages in the second quarter of 1999.

       Depreciation and amortization expenses decreased in the third quarter and first nine months of 1999 due to the depreciation and amortization of generation-related plant in 1998 being greater than the recovery and amortization of generation-related stranded costs in 1999.

Interest Expense and Other Income
---------------------------------

       The decrease in interest expense is due principally to reduced long-term and short-term debt as a result of the divestiture.

       The increase in other income for the year-to-date period is primarily due to increased interest income resulting from the reinvestment of the proceeds from the divestiture. However, interest income for the third quarter of 1999 declined.

Utility Plant Expenditures and Financing
----------------------------------------

       Cash expenditures for utility plant for the first nine months of 1999 totaled $41 million and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internal funds.

       On February 8, 1999, the Company repurchased 130,000 shares of its common stock from NEES for $18 million. Approximately $7 million of the repurchase price was charged to retained earnings.

  In the first nine months of 1999, the Company increased its short-term debt outstanding by $39 million. The Company has received regulatory approval from the SEC, under the 1935 Act, to issue up to $375 million of short-term debt.

       At September 30, 1999, the Company had lines of credit and standby bond purchase facilities with banks totaling $455 million which are available to provide liquidity support for $372 million of the Company's bonds in tax-exempt commercial paper mode and $39 million of short-term debt, and for other corporate purposes. There were no borrowings under these lines of credit at September 30, 1999.

                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

       Information concerning an agreement to settle a lawsuit brought by the Company against Northeast Utilities on August 7, 1997 in Massachusetts Superior Court, Worcester County concerning the Millstone 3 nuclear unit and a demand for arbitration sent by the Company to Connecticut Light &
Power Company and Western Massachusetts Electric Company concerning the Millstone 3 nuclear unit, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

       Information concerning dismissal of a lawsuit brought against the Company by the Town of Norwood, Massachusetts and appeals of that lawsuit and related Federal Energy Regulatory Commission orders, and the Company's collection action, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

       On August 31, 1999, the parties to an agreement for joint ownership, construction and operation of the Wyman 4 generation unit, including the Company, made a demand for arbitration to Central Maine Power Company (CMP) for payments alleged due under the agreement upon CMP's sale of Wyman 4 to FPL Energy, Inc. (FPL). Demand was also made to FPL as successor-in-interest to CMP. The Company's portion of the claims under the agreement could total approximately $7 million.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       The Company is filing Financial Data Schedules.

                                SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                NEW ENGLAND POWER COMPANY

                                s/John G. Cochrane

                                John G. Cochrane, Treasurer,
                                Authorized Officer, and
                                Principal Financial Officer

Date:  November 10, 1999