Form 10-K405
period 1999-12-31
NEW ENGLAND POWER CO
filed 2000-03-30
CIK 71337

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K


    (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For fiscal year ended December 31, 1999

                                OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               Registrant; State of
               Incorporation or                I.R.S. Employer
Commission     Organization; Address;          Identification
File Number    and Telephone Number            Number
------------   ----------------------          ---------------

  1-6564       NEW ENGLAND POWER COMPANY        04-1663070
               (A Massachusetts corporation)
               25 Research Drive
               Westborough, Massachusetts 01582
               Telephone:  508-389-2000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (X)  Yes   ( ) No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)



                      Aggregate market value
                       of the voting stock      Number of shares of
                      held by nonaffiliates    common stock outstanding
                      of the registrant at     of the registrant at
                          March 15, 2000           March 15, 2000
                      ----------------------  ------------------------
New England               $1,285,104           3,619,896($20 par value)
Power Company



                    Documents Incorporated by Reference



                                               Part of Form 10-K into which
        Description                              document is incorporated
----------------------------------             ----------------------------
Portions of New England Power Company                   Parts I and II
Annual Report to Shareholders for the
year ended December 31, 1999 as set
forth in Parts I and II



                        TABLE OF CONTENTS

                                                                     PAGE

GLOSSARY OF TERMS..........................................           iii

FORWARD LOOKING INFORMATION................................             v

                              PART I

ITEM 1. BUSINESS............................................            1

THE COMPANY.................................................            1

     Merger Agreement with National Grid ...................            1
     Employees..............................................            2

ELECTRIC UTILITY OPERATIONS.................................  2

     Industry Restructuring.................................            2
        Accounting Implications.............................            2
        Overview of Financial Results.......................            2
     Year 2000 Disclosure...................................            2
     Eastern Utilities Associates Merger....................            2
     Transmission and Nuclear Generation Business...........            3
        Description of Business.............................            3
        Rates...............................................            3
        Standard Offer Service..............................            5
        Operating Revenues..................................            6
     Electric Utility Properties............................            7
        Transmission Properties.............................            7
        Interconnection with Quebec ........................            8
        Nuclear Generation Properties.......................            8
          Nuclear Units.....................................            9
          Purchased Power Transfer Agreement................           14

     Regulatory and Environmental Matters...................           15
        Regulation..........................................           15
        Environmental Requirements..........................           15
     Construction and Financing.............................           16

EXECUTIVE OFFICERS..........................................           19

ITEM 2. PROPERTIES..........................................           20

ITEM 3. LEGAL PROCEEDINGS...................................           20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................           21


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
     RELATED SECURITY HOLDER MATTERS........................           21

ITEM 6. SELECTED FINANCIAL DATA.............................           21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................           22

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................           22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........           22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE....................           22


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT.............................................           22

ITEM 11.  EXECUTIVE COMPENSATION............................           24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT.........................................           33


                             PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....           33

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K..................           33

INDEX TO FINANCIAL STATEMENTS...............................           44

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

AFDC                   allowance for funds used during
                         construction
Connecticut Yankee     Connecticut Yankee Atomic Power Company
CTC                    contract termination charges
DOE                    U.S. Department of Energy
EUA                    Eastern Utilities Associates
Electricity Delivery   Mass. Electric, Narragansett, Granite
 Companies               State, and Nantucket
FERC                   Federal Energy Regulatory Commission
Granite State          Granite State Electric Company
Interconnection        transmission interconnection between
                         participating New England utilities
                         and Hydro-Quebec
ISO                    Independent System Operator
kWh                    kilowatthour
Maine Yankee           Maine Yankee Atomic Power Company
Mass. Electric         Massachusetts Electric Company
Mass. Hydro            New England Hydro-Transmission Electric
                         Company, Inc.
MDTE                   Massachusetts Department of
                         Telecommunications and Energy
MW                     megawatts
Nantucket              Nantucket Electric Company
Narragansett           The Narragansett Electric Company
National Grid          The National Grid Group plc
National Grid USA      Successor to NEES and a wholly-owned
                       subsidiary of The National Grid Group plc
N.E. Hydro Finance     New England Hydro Finance Company, Inc.
NEEI                   New England Energy Incorporated
NEES                   New England Electric System (renamed
                       National Grid USA)
NEES Energy            NEES Energy, Inc.
NEET                   New England Electric Transmission
                         Corporation
NEP                    New England Power Company
NEPOOL                 New England Power Pool
N.H. Hydro             New England Hydro-Transmission
                         Corporation
NRC                    Nuclear Regulatory Commission
PG&E Gen               PG&E Generating, formerly USGen New
                       England, Inc.

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

Research Drive                Research Drive LLC
Seabrook 1                    Seabrook Nuclear Generating Station
                                Unit 1
SEC                           Securities and Exchange Commission
Sellers                       NEP and Narragansett
Service Company               New England Power Service Company
spent nuclear fuel            high level radioactive waste
stranded costs                the amounts by which prudently
                              incurred costs incurred to supply
                              customers electricity under a
                              regulated industry structure
                              exceed market prices under an
                              unregulated industry structure
Vermont Yankee                Vermont Yankee Nuclear Power
                                Corporation
VPSB                          Vermont Public Service Board
Yankee Atomic                 Yankee Atomic Electric Company
Yankee Companies              Yankee Atomic, Vermont Yankee,
                                Maine Yankee, and Connecticut
                                Yankee
1935 Act                      Public Utility Holding Company Act
                                of 1935, as amended

                   FORWARD LOOKING INFORMATION

   This report and other presentations made by New England Power Company (NEP or the Company) contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward looking statements can be identified by the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "projected", "believe", "hopes", or similar expressions. Although NEP believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to:

   (a) the impact of ongoing industry restructuring, as more fully set out in the Industry Restructuring section of the 1999 NEP Annual Report;
   (b) timing and nature of SEC action on the proposed merger of National Grid USA with Eastern Utilities Associates (EUA) as more fully set out below under EASTERN UTILITIES ASSOCIATES MERGER, PAGE 2;
   (c)  the impact of general economic changes in New England;
   (d) federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of NEP's assets;
   (e) changes in accounting rules and interpretations which may have an adverse impact on NEP's statements of financial position and reported earnings;
   (f)  timing and adequacy of rate relief;
   (g)  adverse changes in electric load;
   (h) climatic changes or unexpected changes in weather patterns; and
   (i) operation and decommissioning costs associated with nuclear generating facilities, as set out under Nuclear Units below, page 9.
                              PART I
ITEM 1.  BUSINESS
                           THE COMPANY

Merger Agreement with National Grid

   On March 22, 2000, the merger of New England Electric System (NEES) and The National Grid Group plc (National Grid) was completed, with NEES (renamed National Grid USA) becoming a wholly owned subsidiary of National Grid. New England Power Company (NEP) will maintain its existing name and will remain a wholly owned subsidiary of National Grid USA.



    New England Power Company, a wholly owned subsidiary of National Grid USA
(formerly New England Electric System), is a Massachusetts corporation qualified to do business in Massachusetts, New Hampshire, Rhode Island, Connecticut, Maine,
and Vermont.  NEP is subject, for certain purposes, to the jurisdiction of the regulatory commissions of these six states, the Securities and Exchange
Commission, under the Public Utility Holding Company Act of 1935 (the 1935 Act),
the Federal Energy Regulatory Commission, and the Nuclear Regulatory Commission.
NEP's business is primarily the transmission of electric energy in wholesale quantities to other electric utilities, principally its distribution affiliates
Granite State Electric Company, Massachusetts Electric Company, Nantucket
Electric Company, and The Narragansett Electric Company.  NEP's transmission business will also do business under the name of National Grid Transmission USA.
Holders of common stock and 6% Cumulative Preferred Stock have general voting rights.  National Grid USA owns 99.57% of the voting stock of NEP and the NEP 6%
preferred holders own 0.43%.  NEP owns voting stock in the amounts indicated of the following companies:
                                                        % Voting
                                                        Securities
                              State of    Type of        Owned by
    Name of Company         Organization  Business         NEP
    ---------------         ------------  --------      ---------
Connecticut Yankee Atomic     Conn.       Ownership of     15%
   Power Company                          Nuclear Unit (a)

Maine Yankee Atomic           Maine       Ownership of     20%
   Power Company                          Nuclear Unit (a)

Vermont Yankee Nuclear        Vermont     Ownership of     20%
   Power Corporation                      Nuclear Unit (a)

Yankee Atomic Electric Company            Mass.            Ownership of   30%
                                          Nuclear Unit (a)


(a) For information on NEP's ownership interest in nuclear generating units, see Nuclear Units, page 9.

    The facilities of NEP, together with National Grid USA's four electricity delivery companies, Massachusetts Electric Company (Mass. Electric), The Narragansett Electric Company (Narragansett), Granite State Electric Company (Granite State), and Nantucket Electric Company (Nantucket), (together, the Electric Delivery Companies) constitute an electrical transmission and distribution system that is directly interconnected with other utilities in New England and New York State, and indirectly interconnected with utilities in Canada. See ELECTRIC UTILITY OPERATIONS, page 2.


                            EMPLOYEES

    At December 31, 1999, NEP had 83 employees, approximately 17 are members of labor organizations. Collective bargaining agreements with the Brotherhood of Utility Workers of New England, Inc., the International Brotherhood of Electrical Workers, and the Utility Workers Union of America, AFL-CIO expire in May, 2004.

                   ELECTRIC UTILITY OPERATIONS

                      INDUSTRY RESTRUCTURING

    For a full discussion of Industry Restructuring see the Industry Restructuring section of the 1999 NEP Annual Report, incorporated herein by reference.

Accounting Implications

    For a full discussion of Accounting Implications see the Accounting Implications section of the 1999 NEP Annual Report, incorporated herein by reference.

Overview of Financial Results

    For a full discussion of Overview of Financial Results see the Overview of Financial Results section of the 1999 NEP Annual
Report, incorporated herein by reference.

                       YEAR 2000 DISCLOSURE

    For a full discussion of Year 2000 disclosure, see the Year
2000 Disclosure section of the 1999 NEP Annual Report, incorporated herein by reference.

             EASTERN UTILITIES ASSOCIATES MERGER

    In February 1999, NEES, Eastern Utilities Associates (EUA), and Research Drive LLC (Research Drive), a wholly owned subsidiary of NEES, entered into an Agreement and Plan of Merger (EUA Agreement). Pursuant to the EUA Agreement, Research Drive will merge with and into EUA, with EUA becoming a wholly owned subsidiary of National Grid USA.

    The acquisition of EUA has received approval or support from EUA shareholders, the Federal Trade Commission (FTC), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC), the Connecticut Department of Public Utility Control, the Rhode Island Public Utilities Commission, and the Massachusetts Department of Telecommunications and Energy (MDTE), and the Vermont Public Service Board (VPSB). An application has also been filed for approval with the Securities and Exchange Commission (SEC), under the 1935 Act. The acquisition of EUA, including the consolidation of Montaup Electric Company (Montaup Electric ), a wholly owned subsidiary of EUA, into NEP, is expected to be completed following the receipt of an SEC order approving the acquisition, which could come at any time. If the SEC order is not received in time to close the transaction by April 28, 2000, the approval by the FTC, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expires and will have to be renewed prior to completion of the acquisition.


           TRANSMISSION AND NUCLEAR GENERATION BUSINESS

    Description of Business

    On September 1, 1998, NEP completed the sale of substantially all of its nonnuclear generating business to PG&E Generating (PG&E Gen) an indirect wholly-owned subsidiary of PG&E Corporation. NEP's primary business is now the transmission of electric energy to other electric utilities, principally its distribution affiliates, the Electricity Delivery Companies. NEP owns a system of transmission lines and substations. NEP continues to own minority interests in two joint owned nuclear generating units as well as minority equity interests in four nuclear generating companies (see Nuclear Units, page 9).

    Rates

    From January 1995 to March 1998, NEP collected the majority of its generation and transmission revenues pursuant to the rates under Tariff No. 1 established in the FERC approved W-95 settlement agreement, including the revenues from the Electricity Delivery Companies. Under Tariff No. 1, NEP was obligated to sell to its customers, and its customers were obligated to purchase from NEP, the requirements of their respective retail service territories, and they could only terminate those mutual obligations upon seven years' notice. In addition, NEP established an open access transmission Tariff No. 9 applicable
to non-Tariff No. 1 customers in July 1996.   NEP continues to
serve a small number of non-affiliated customers pursuant to Tariff No. 1.

    Under the settlement agreements between NEP and the Electricity Delivery Companies implemented in 1997 and 1998, an amendment to the Tariff No. 1 service agreement reformed the contractual relationship to allow for the early termination of the Electricity Delivery Companies' obligation to purchase wholesale all-requirements service from NEP, in consideration for the payment of contract termination charges. The Electricity Delivery Companies are recovering contract termination charges through a transition access charge (see the Industry Restructuring section of the 1999 NEP Annual Report). NEP has also reached similar agreements with three unaffiliated wholesale customers. In addition, one unaffiliated wholesale customer has terminated service under Tariff No. 1. NEP has obtained FERC approval to collect the associated stranded costs. These agreements amend the provisions of Tariff No. 1 and allow for the provision of unbundled service by NEP. See Legal Proceedings, Page 20.

    NEP's unbundled rates consist of contract termination charges, transmission charges, standard offer charges where applicable, and market revenues where applicable. The Contract Termination Charges (CTC) rate was originally set at 2.8 cents per kilowatthour (kWh), and subsequently reduced to approximately
1.5 cents or less per kWh upon completion of the sale of NEP's nonnuclear generating business (see the Industry Restructuring section of the 1999 NEP Annual Report). The transmission rate pursuant to the open access Tariff No. 9 is a formula rate which recovers NEP's actual costs plus a return on actual capital investment and equals approximately 0.5 cents per kWh. This includes the transmission element of the New England Power Pool (NEPOOL) Tariff charges as well as Tariff No. 9. The standard offer revenues equaled 3.5 cents per kWh in 1999 and equals 3.8 cents in 2000 and, with respect to NEP's continuing obligation to supply standard offer service to Narragansett, the rate will escalate in the years thereafter. Revenues from sale in the marketplace will vary.

    In March 2000, the MDTE approved the merger of Montaup Electric into NEP, which is contingent upon the approval of the pending acquisition of EUA. Under a rate consolidation plan accepted by the FERC in September 1999, upon National Grid USA's acquisition of EUA, Montaup Electric's open access transmission tariffs will adopt the same terms and conditions for service as those contained in NEP's tariffs. Upon the merger of Montaup Electric into NEP, the combined company will charge a single system transmission tariff based upon its total transmission costs. The CTC rates for the companies will not initially be combined.

    The electric utility business of NEP is not highly seasonal. In 1999, 47% of NEP's total transmission billings was derived from affiliated companies, and 53% was from municipal and other utilities. In addition, NEP's distribution affiliates are responsible for 98% of NEP's revenues associated with stranded cost recovery.

Standard Offer Service

    Prior to divesting its nonnuclear generation business, NEP was the wholesale supplier of the electric energy requirements of the Electricity Delivery Companies under contracts that required seven years' notice of termination. NEP's contracts with the Electricity Delivery Companies were amended to remove the obligation to sell electrical energy and related products. PG&E Gen, TransCanada Power Marketing, Ltd. and Constellation Power Source, Inc. retain the backstop obligation to supply the electric energy requirements of the Electricity Delivery Companies for retail customers eligible to continue to buy standard offer generation service from their electricity delivery
company at regulated prices.   NEP remains obligated to provide
transition power supply service at fixed rates to new customer load in Rhode Island. NEP meets these obligations by periodically procuring the necessary power supply at market prices. NEP cannot predict whether the resulting revenues will be sufficient to cover the costs to procure such power.

                        OPERATING REVENUES

    The following is the detail of kWh sales and deliveries, electric sales and other operating revenue, and operating income for the last three years.

               Sales and Deliveries of Electricity
                      (in thousands of kWh)
               ------------------------------------

                                    1999           1998 1997
                                    ----           ----

Total Sales
and Deliveries              2,970,433      18,214,193      26,405,204

                           ==========      ==========      ==========


                                     Operating Revenues
                    (in thousands of dollars)
               ------------------------------------

                                    1999           1998 1997
                                    ----           ---- ----

Total Electric Sales Revenue                   90,639         631,943           1,616,598


Other Operating               505,702         586,397          61,305
  Revenue
                           ----------      ----------      ----------
  Total Operating
    Revenue                  $596,341      $1,218,340      $1,677,903
                           ==========      ==========      ==========
Operating Income              $78,563       $ 157,362       $ 190,852
                           ==========      ==========      ==========


    Operating revenue for 1999 decreased $622 million compared with 1998 due to the divestiture and reduced CTC charges.

                   ELECTRIC UTILITY PROPERTIES

Transmission Properties

    NEP's integrated system consists of 2,236 circuit miles of transmission lines, 108 substations with an aggregate capacity of 13,209,382 kVA, and 7 pole or conduit miles of distribution lines.

    The properties of National Grid USA subsidiaries also include the ownership interests of NEET, Mass. Hydro, and N.H. Hydro in the Hydro-Quebec Interconnection, and an integrated system of transmission lines, substations, and distribution facilities.

    NEP is a participant in NEPOOL. The NEPOOL Agreement provides for coordination of the operation of the generation and transmission facilities of its members. The NEPOOL Agreement further provides for New England-wide central dispatch of generation by the Independent System Operator (ISO).

    ISO-New England was activated on July 1, 1997 and has been operating the control area since that time. It operates under contract with NEPOOL and is governed by an independent Board of Directors. NEPOOL's Open Access Transmission Tariff, which covers service across pool transmission facilities is administered by ISO-New England.

    In May 1999, NEPOOL and ISO-New England commenced implementation of the NEPOOL competitive market system. The market system establishes markets for several tradable energy and reserve products. Implementation of the markets also has resulted in the imposition of certain costs including congestion
related costs.   As ordered by FERC, NEPOOL is currently working
to develop a Congestion Management System and a Multi-Settlement
System.

    NEPOOL's governance structure consists of five sectors: transmission owners, generators, suppliers, public power, and end users. National Grid USA participates in the transmission owners sector. As of December 31, 1999, the Transmission sector accounted for 25 percent of the NEPOOL vote and the National Grid USA Companies accounted for one-eighth of the Transmission sector vote. Under NEPOOL's revised governance structure, all National Grid USA companies are considered "related persons" and therefore receive only a single vote.

    Interconnection with Quebec

    New England Electric Transmission Corporation (NEET) owns and operates a portion of an international transmission interconnection between the electric systems of Hydro-Quebec and New England. New England Hydro-Transmission Electric Company, Inc. (Mass. Hydro) and New England Hydro-Transmission Corporation (N.H. Hydro) own and operate facilities in connection with an expanded second phase of this interconnection. New England Hydro Finance Company, Inc. (N.E. Hydro Finance) provides the debt financing to Mass. Hydro and N.H. Hydro for the capital costs of the interconnection. National Grid USA owns 100% of the voting stock of NEET and 53.97% of the voting stock of Mass. Hydro and N.H. Hydro. Mass. Hydro and N.H. Hydro each own 50% of the voting securities of N.E. Hydro Finance.

    NEET, Mass. Hydro, and N.H. Hydro own and operate, on behalf of NEPOOL participants in the project, a 450 kV direct current transmission line and related terminals to interconnect the New England and Quebec transmission systems (the Interconnection). The transfer capability of the Interconnection is currently rated at 1,800 MW. Operating limits implemented by adjacent Power Pools covering New York, New Jersey, Pennsylvania, and Maryland often restrict the effective transfer capability to levels of 1,200 MW to 1,400 MW.

    The Interconnection has two phases. NEP's participation in both is approximately 18 percent. NEP and the other participants have entered into support agreements that end in 2020. Under the support agreements, NEP has agreed to guarantee its share of debt financing for the second phase. At December 31, 1999, NEP had guaranteed approximately $21 million of project debt. NEP's rights and obligations under its support agreements were transferred to PG&E Gen upon completion of the sale of NEP's nonnuclear generating business, but NEP remains an obligor in the event of PG&E Gen nonperformance (see the Industry Restructuring section of the 1999 NEP Annual Report).

Nuclear Generation Properties

    On September 1, 1998, NEP and its affiliate Narragansett, completed the sale of substantially all of their nonnuclear generating business to PG&E Gen. NEP also plans to seek offers to sell its nuclear generating interests. For more information, on pending sales of Vermont Yankee and Millstone 3, see Nuclear Units, page 9.

Nuclear Units

    General

    NEP has interests in six nuclear units. Three of the units have been permanently shut down. The remaining three are currently operating.

    NEP is a stockholder of Yankee Atomic Electric Company (Yankee Atomic), Vermont Yankee Nuclear Power Corporation (Vermont Yankee), Maine Yankee Atomic Power Company (Maine Yankee), and Connecticut Yankee Atomic Power Company (Connecticut Yankee). Each of these companies (collectively referred to as the Yankee Companies) owns a single nuclear generating unit. The stockholders of three Yankee Companies (Vermont Yankee, Maine Yankee, and Connecticut Yankee) have agreed, subject to regulatory approval, to provide capital requirements in the same proportion as their ownership percentages of the particular Yankee Company. NEP also has power contracts with each Yankee Company that require NEP to pay an amount equal to its share of total fixed and operating costs (including decommissioning costs) of the plant plus a return on equity. Yankee Atomic, Connecticut Yankee, and Maine Yankee have permanently ceased operations. NEP purchases the output of the Vermont Yankee plant in the same percentage as its stock ownership, less small entitlements taken by municipal utilities.

    In addition, NEP is a joint owner of the Millstone 3 nuclear generating unit in Connecticut and the Seabrook Nuclear Generating Station Unit 1 (Seabrook 1) nuclear generating unit in New Hampshire. Millstone 3 and Seabrook 1 are operated by subsidiaries of Northeast Utilities. NEP pays its proportionate share of costs and receives its proportionate share of output from Millstone 3 and Seabrook 1. Listed below is certain information on each nuclear plant in which NEP has an ownership interest.

    Under restructuring settlement agreements approved by regulators in Massachusetts, New Hampshire and Rhode Island, NEP has agreed to attempt to divest its nuclear holdings.

    In November 1999, the Vermont Yankee Nuclear Power Corporation entered into an agreement with AmerGen Energy Company (Amergen), a joint venture between PECO Energy and British Energy, to sell the assets of Vermont Yankee. Under the terms of the agreement, after a Vermont Yankee contribution toward the plant's decommissioning trust fund, AmerGen will take over the fund and assume responsibility for the actual cost of decommissioning the plant. The agreement also requires the existing power purchasers (including NEP) to continue to purchase the output of the plant or to buy out of the purchased power obligation. In November 1999, NEP signed an agreement to buy out of its obligation, requiring future payments which will be recovered through NEP's CTC. NEP has recorded an accrued liability and offsetting regulatory asset of $80 million for its share of future liabilities related to Vermont Yankee, including the purchased power contract termination payment obligation, but excluding interest and a return allowance. The proposed sale is contingent upon regulatory approvals by the NRC, the SEC, under the 1935 Act, and the VPSB, among others. NEP has a 20 percent ownership interest in Vermont Yankee and an equity investment of approximately $11 million at December 31, 1999.

    As part of its restructuring settlement with the State of New Hampshire, Public Service Company of New Hampshire (PSNH), through its affiliate North Atlantic Energy Corporation (NAEC), has committed to sell its interest in Seabrook 1 by the end of 2003. NAEC is the lead owner with a 35.98% interest and the operator of the plant. Also as a part of that settlement, PSNH has agreed to endeavor to bundle its interests with those of other owners seeking to sell their interests. This should allow for an auction of a majority interest. Action on the PSNH settlement by the New Hampshire Public Utilities Commission is expected during the second quarter with subsequent action required by the New Hampshire legislature by June.

    For information on the potential sale of Millstone 3, please see Legal Proceedings page 20.

    Operating Nuclear Units

                                                NEP's Share of
                              NEP's                Net Plant
                            Ownership               Assets
          Unit             Interest (%)       ($ in millions)
          ----             ------------       ---------------
     Vermont Yankee                        20                 34
     Millstone 3                           12                 12*
     Seabrook 1                            10                 14*

*See Note C of the 1999 NEP annual report for a discussion of an impairment writedown and establishment of an offsetting regulatory asset.


     Decommissioning Estimates

                              NEP's share of
                              ($ in millions)
                      --------------------------------
                         Estimated     Decommissioning
                      Decommissioning        Fund
                           Costs         Balances (1)   License
       Unit             (in 1999 $)       (12/31/99)   Expiration
       ----           ---------------  --------------- ----------

  Vermont Yankee                      $86              $42     2012
  Millstone 3                         $76              $23     2025
  Seabrook 1                          $56              $13     2026

  (1) Certain additional amounts are anticipated to be available through tax deductions.


    Nuclear Units Permanently Shut Down

                   NEP's Investment               Future Estimated
                 -------------------                 Date    Billings to NEP
    Unit           %  $(millions)   Retired          $(millions)
    ----          --- -----------                 ------------   ----------------
Yankee Atomic     30      5      February 1992       7
Connecticut Yankee       15      16                December 1996   63
Maine Yankee      20     15      August 1997       128


    For a discussion of NEP's investment in both operating and retired nuclear units, the Millstone 3 unit, nuclear decommissioning costs and nuclear insurance issues, Note D of the 1999 NEP Annual Report. For information on legal proceedings related to Millstone 3, see LEGAL PROCEEDINGS, page 20.

    High-Level Waste Disposal

    The Nuclear Waste Policy Act of 1982 provides a framework and timetable for selection of sites for repositories of high-level radioactive waste (spent nuclear fuel) from United States nuclear plants. The U.S. Department of Energy (DOE) has entered into contracts with the Yankee Companies, the Millstone 3 joint owners, and the Seabrook 1 joint owners for acceptance of title to, and transportation and storage of, this waste. Under these contracts, each operating unit will pay fees to the DOE to cover the development and creation of waste repositories. Fees for fuel burned since April 1983 have been collected by the DOE on an ongoing basis at the rate of one tenth of a cent per kWh of net generation. Fees for generation up through April 1983 were determined by the DOE as follows: $13.2 million for Yankee Atomic, $48.7 million for Connecticut Yankee, $50.4 million for Maine Yankee, and $39.3 million for Vermont Yankee. Neither Millstone 3 nor Seabrook 1 has been assessed any fees for fuel burned through April 1983 because they did not enter commercial operation until 1986 and 1990, respectively.

    The Yankee Companies had several options to pay these fees. Yankee Atomic paid its fee to the DOE for the period through April 1983. The other three Yankee Companies elected to defer payment until a future date, thereby incurring interest expense. However, payment to the DOE must occur prior to the first delivery of spent fuel. Connecticut, Maine, and Vermont Yankee have segregated a portion of their respective DOE obligations in external accounts. The remainder of the funds have been used to support general capital requirements. All expect to separately fund in full in external accounts their DOE obligation (including accrued interest) prior to payment to the DOE. To the extent that any of the three Yankee Companies is unable to fully meet its DOE obligation at the prescribed time, NEP might be required to provide additional funds.

    Prior to such time that the DOE takes delivery of a plant's spent nuclear fuel, it is stored on site in spent fuel pools. Millstone 3, Seabrook 1, and Vermont Yankee are in the process of reconfiguring their spent fuel pools to allow for additional storage capability. Upon successful completion of the reconfiguring, Millstone 3 will have sufficient spent fuel pool capacity to support plant operation through the expiration of its current NRC license. Seabrook 1's licensed storage capacity will allow a full core discharge until 2011. Vermont Yankee will be able to maintain a full core discharge capability until 2004. Yankee Atomic, Connecticut Yankee and Maine Yankee all have adequate on-site storage capacity for all their spent fuel.

    The Nuclear Waste Policy Act of 1982 establishes that the federal government (through the DOE)is responsible for the disposal of spent nuclear fuel. The federal government requires NEP to pay a fee based on its share of the net generation from the Millstone 3 and Seabrook 1 nuclear generating units. Prior to 1998, NEP recovered this fee through its fuel clause. Under the Settlement Agreements, substantially all of these costs are recovered through CTCs. Similar costs are billed to NEP by Vermont Yankee and are also recovered from customers through CTCs. In 1997, ruling on a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the U.S. Court of Appeals for the District of Columbia, held that the DOE was obligated to begin disposing of utilities' spent nuclear fuel by January 1998. The DOE failed to meet this deadline, and is not expected to have a temporary or permanent repository for spent nuclear fuel before 2010, at the earliest. Many utilities, including Yankee Atomic, Connecticut Yankee, and Maine Yankee, are plaintiffs in on-going litigation related to the DOE's failure to accept spent nuclear fuel.

    Low-Level Waste Disposal

    Federal law allows the states in which the three existing low-level waste disposal sites were located to deny access to nonregional waste generators after 1992. Under the statute, individual states are responsible for finding local sites for disposal or forming regional disposal compacts by defined milestone dates.

    None of the states in which NEP holds an interest in a nuclear facility has met the statutory milestones toward developing disposal sites. Currently, two low-level waste disposal sites in the U.S. are accepting nonregional waste, Chem-Nuclear Systems, Inc.'s site in Barnwell, South Carolina and Envirocare of Utah, Inc's site in Clive, Utah. Following a closure in the early 1990s, the Barnwell facility reopened its services to most nonregional generators on July 1, 1995 and is authorized to remain open until July 1, 2005. In 1996, the South Carolina Supreme Court upheld the constitutionality of the legislative action that reopened Barnwell to nonregional generators. Envirocare began accepting Class A low-level waste in 1995. Class A waste is the least contaminated of the three categories defining low-level waste. The Barnwell facility
accepts all three categories of waste.   All the units in which
NEP has an interest are currently shipping low-level waste to these sites. Chem-Nuclear Systems, as operator of the Barnwell facility, is obligated to make certain payments to the State of South Carolina. Chem-Nuclear has indicated that projected revenues from its disposal activities at Barnwell are not likely to be sufficient to reimburse it for these payments, and is exploring alternatives to increase revenues from utilities disposing waste at Barnwell. NEP cannot predict what impact, if any, this situation will have on the continued availability of the Barnwell site. Recently, the State of South Carolina has begun contemplating the closure of the Barnwell site. Should the Barnwell facility become unavailable, the cost of decommissioning the Yankee Atomic, Connecticut Yankee, and Maine Yankee plants could increase.

    The States of Maine and Vermont have established a compact with Texas for the disposal of low-level waste at a yet to be determined location in Texas. The compact agreement has been approved in all three states, ratified by the U.S. Congress and signed into law by the President. NEP cannot predict when a disposal facility will be selected, licensed and become operational in Texas. The compact relieves Maine and Vermont from having to site an in-state disposal facility. Connecticut, Massachusetts, and New Hampshire are still required to pursue local or regional low-level waste disposal facilities. However, Massachusetts suspended its search for a local disposal facility in 1996.

    Nuclear Fuel Supply

    The utilities responsible for the fuel supply for these operating nuclear units are not experiencing any difficulties in obtaining commitments for the supply of each element of the nuclear fuel cycle.

    Other Items

    Federal legislation requires emergency response plans, approved by federal authorities, for nuclear generating units. The Yankee Companies, Seabrook 1, and Millstone 3 are not currently experiencing difficulty in maintaining approval of their emergency response plans.

    A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall. The definition of owner under the statute covers NEP and may cover companies affiliated with it. NEP and the Electricity Delivery Companies cannot determine, at this time, the constitutionality, applicability, or effect of this statute. If NEP or the Electricity Delivery Companies were required to make payments under this statute, they would assess their legal remedies at that time. In any event, NEP and the Electricity Delivery Companies would attempt to recover through rates any payments required. If any claim in excess of NEP's ownership share were enforced against a National Grid USA company, that company would seek reimbursement from any other Maine Yankee stockholder which failed to pay its share of such costs.

Purchased Power Transfer Agreement

    As part of the sale of NEP's nonnuclear generating business to PG&E Gen on September 1, 1998, NEP signed a purchased power transfer agreement through which PG&E Gen purchased NEP's entitlement to approximately 1,100 MW of power procured under long-term contracts. For more information, see the Industry Restructuring section of the 1999 NEP Annual Report.

               REGULATORY AND ENVIRONMENTAL MATTERS

Regulation

    Numerous activities of NEP are subject to regulation by various federal agencies. Under the 1935 Act, many transactions of NEP are subject to the jurisdiction of the SEC. With the intensifying competitive pressures within the electric utility industry, there has been increasing debate about modifying or
repealing the 1935 Act.   Under the Federal Power Act, NEP is
subject to the jurisdiction of the FERC with respect to rates and accounting. In addition, the NRC has broad jurisdiction over nuclear units and federal environmental agencies have broad jurisdiction over environmental matters.

    For more information, see Industry Restructuring section of the 1999 NEP Annual Report; Rates, page 3; Nuclear Units, page
9; and Environmental Requirements, page 15.

Environmental Requirements

    Existing Operations

    NEP is subject to federal, state, and local environmental regulation of, among other things, wetlands and flood plains; air and water quality; storage, transportation, and disposal of hazardous wastes and substances; underground storage tanks; and land-use. Upon completion of the sale of substantially all of NEES' nonnuclear generating business to PG&E Gen, PG&E Gen assumed responsibility for environmental conditions at the Sellers' nonnuclear generating stations (see the Industry Restructuring section of the 1999 NEP Annual Report.)

    Siting and Construction Activities for New Transmission
    Facilities

    All New England states require, in certain circumstances, regulatory approval for site selection or construction of major transmission facilities. Connecticut, Maine, Massachusetts, New Hampshire, and Rhode Island also have programs of coastal zone management that might restrict construction of electrical
facilities in, or potentially affecting, coastal areas.    The
New England states have environmental laws which require project proponents to prepare reports of the environmental impact of certain proposed actions for review by various agencies.

    Environmental Protection Facilities Expenditures

    Due to the divestiture of its nonnuclear generating business, NEP estimates that capital expenditures for environmental protection facilities in 2000 and 2001 will not be material.

    Hazardous Substances

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. For more information regarding sites for which NEP has been named as potentially responsible parties, other sites, a settlement agreement covering rate recovery of certain remediation costs, and reserves, see Note D of the Notes to the Financial Statements of the NEP 1999 Annual Report.

    Nuclear

    The NRC, along with other federal and state agencies, has extensive regulations pertaining to environmental aspects of nuclear reactors. Safety aspects of nuclear reactors, including design controls and inspection programs to mitigate any possibility of nuclear accidents and to reduce any damages therefrom, are also subject to NRC regulation. See Nuclear Units, page 9.

                    CONSTRUCTION AND FINANCING

    NEP's estimated construction expenditures (including nuclear fuel) are shown below for 2000 through 2002.

    NEP conducts a continuing review of its construction and financing programs. These programs and the estimates shown below are subject to revision based upon changes in assumptions as to load growth, rates of inflation, receipt of adequate and timely rate relief, the availability and timing of regulatory approvals, new environmental and legal or regulatory requirements, total costs of major projects, technological changes, and the availability and costs of external sources of capital.

                                Estimated Construction Expenditures
                                -----------------------------------
                                  2000   2001    2002    Total
                                  ----   ----    ----    -----
                                    ($ in Millions - excluding AFDC)


Nuclear Generation (1)                       10             10            10             30
Transmission                                 45             45            65            155
                                           ----           ----          ----           ----
  Total NEP                                  55             55            75            185
                                           ----           ----          ----           ----

(1)                                  Includes nuclear fuel.

Financing

    All of NEP's construction expenditures during the period
2000 to 2002 are expected to be financed by internally generated funds.

    NEP's general practice has been to finance construction expenditures in excess of internally generated funds initially by issuing unsecured short-term debt. This short-term debt is subsequently reduced through sales of long-term debt securities and through capital contributions from its parent.

    The ability of NEP to issue short-term debt is limited by the need to obtain regulatory approval from the SEC under the 1935 Act and from the New Hampshire Public Utilities Commission. The following table summarizes the short-term debt amounts for which regulatory approval has been granted at December 31, 1999, and the amount of outstanding short-term debt and lines of credit and standby bond facilities at such date.

                                ($ millions)
                                             Lines of Credit/
                    Regulatory                 Standby Bond
                      Limit     Outstanding     Facilities
                    ----------  -----------  ----------------
   NEP                           375       39(a)             460

(a) NEP plans to seek the necessary regulatory approvals in 2000 which would allow the $39 million of variable rate debt to remain outstanding through 2015. This would result in classifying the debt as long-term rather than short-term.


    NEP and certain affiliates, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies which invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At December 31, 1999, NEP had no moneypool borrowings outstanding.

                        EXECUTIVE OFFICERS

    The Treasurer is elected by the stockholders to hold office until the next annual meeting of stockholders and until the successor is duly chosen and qualified. The other executive officers are elected by the Board of Directors to hold office subject to the pleasure of the directors and until the first meeting of directors after the next annual meeting of stockholders and until their successors are duly chosen and qualified. Certain officers of NEP are, or at various times in the past have been, officers and/or directors of the affiliated companies with which NEP has entered into contracts and had other business relations.

    Alfred D. Houston - Age: 59 - Chairman since 1998 - NEES Chairman 1998 to 2000 - NEES Executive Vice President from 1994 to 1998 - NEES Senior Vice President from 1987 to 1994
    - NEES Chief Financial Officer from 1984 to 1998 - Vice President of NEP from 1987 to 1994 - Vice President of Narragansett from 1976 to 1998 - Treasurer of Narragansett from 1977 to 1998.

    Peter G. Flynn - Age: 46 - Elected President in 1999 - Vice President and Director of Rates for the Service Company from 1996 to 1999 - Assistant General Counsel for the Service Company during 1996 - Senior Counsel for the Service Company from 1992 to 1996.

    Cynthia A. Arcate - Age: 43 - Elected Vice President in 2000
    - Executive Vice President of Granite State from 1997 to
    2000 - Vice President of Granite State from 1995 to 1997.

         Michael E. Jesanis - Age: 43 - Vice President since 1998 - National Grid USA (formerly NEES) Senior Vice President and Chief Financial Officer since 1998 - NEES Vice President from 1997 to 1998 - NEES Treasurer from 1992 to 1998 - Elected Vice President of Narragansett in 1998 -
    Treasurer of Mass. Electric and NEP from 1992 to 1998.

    Cheryl A. LaFleur - Age: 45 - Vice President since 1995.
    National Grid USA (formerly NEES) Senior Vice President since 1998 - NEES Vice President from 1995 to 1998 -
    Secretary and General Counsel since 1995 - Vice President of
    Mass. Electric from 1993 to 1995.

         John F. Malley - Age: 51 - Vice President since 1992.

    James S. Robinson - Age: 46 - Vice President since 1998 -
    Director of Nuclear Investments from 1997 to 1998 - Manager,
    Wholesale Business Administration from 1993 to 1997.

    Masheed H. Rosenqvist - Age: 45 - Vice President since 1998
    - Manager, Transmission Tariffs and Contracts for NEP or
    Service Company since 1997 - Consulting Engineer for the
    Service Company from 1995 to 1997.

    John G. Cochrane - Age: 42 - National Grid USA (formerly
    NEES) Vice President since 1999 - National Grid USA (formerly NEES) Treasurer since 1998 - Treasurer of Mass. Electric, NEP, and the Service Company since 1998 - Vice President of the Service Company and Treasurer of Narragansett since 1993.

    Kwong O. Nuey - Age: 51 - Elected Controller in 2000 - Vice
    President and Director, Retail Information Services for
    Mass. Electric from 1993 to 2000.

ITEM 2.  PROPERTIES

    See ITEM 1.  Business - Transmission Properties, Page 7 and
Nuclear Generation Properties, page 8.

ITEM 3.  LEGAL PROCEEDINGS

    See Item 1.  BUSINESS - Nuclear Units, page 9.

    In August 1997, NEP sued Northeast Utilities (NU) in Massachusetts Superior Court for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. NEP's claim for damages included the costs of replacement power during the outage, costs necessary to return Millstone 3 to safe operation, and other additional costs. Most of NEP's incremental replacement power costs have been recovered from customers, either through fuel adjustment clauses or through provisions in the Settlement Agreements.

    In August 1997, NEP also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU (subsidiaries), seeking damages resulting from their breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone 3.

    In November 1999, NEP, NU, and the subsidiaries executed an agreement which settled the litigation and the arbitration described above. Under the settlement, NU paid NEP approximately $24 million. In addition, NU also agreed to include NEP's Millstone 3 interest when NU sells its Millstone 3 interest at auction. Amounts received pursuant to a sale will, after reimbursement of NEP's transaction costs and net investment in Millstone 3, be credited to customers.

    From 1983 until 1998, NEP was the wholesale power supplier for the Town of Norwood, Massachusetts (Norwood). In April 1998, Norwood began taking power from another supplier. Pursuant to a tariff amendment approved by the FERC in May 1998, NEP has been assessing Norwood a CTC. Through December 1999, the charges assessed Norwood amount to approximately $15 million, all of which remain unpaid. NEP is pursuing a collection action in Massachusetts Superior Court.

    Separately, Norwood filed suit in Federal District Court (District Court) in April 1997 alleging that NEP's divestiture violated the terms of the 1983 power contract and contravened antitrust laws. The District Court dismissed the lawsuit. On appeal, the First Circuit Court of Appeals (First Circuit) also consolidated appeals Norwood made from FERC's orders approving the divestiture, the wholesale rate settlement between NEP and its distribution affiliates, and the CTC tariff amendment. On February 2, 2000, the First Circuit dismissed Norwood's appeal from the FERC orders and dismissed its appeal from all but one of Norwood's District Court claims, which relates to the creation of generation market power. On February 28, 2000, and March 3, 2000, respectively, the First Circuit denied Norwood's petition for further review of its District Court claims decision and its decision on the FERC orders.

    Norwood has also appealed a 1999 FERC decision that rejected
Norwood's challenge to the calculation of the CTC based on the term of the 1983 power contract.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of 1999.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

    The information required by this item is not applicable as the common stock of NEP is held solely by National Grid USA. Information pertaining to payment of dividends and restrictions on payment of dividends is incorporated herein by reference to the NEP 1999 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to Selected Financial Information, Note K of the NEP
1999 Annual Report.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is incorporated herein by reference to the Financial Review section of the NEP 1999
Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

    The information required by this item is incorporated herein by reference to the Risk Management section of the NEP 1999
Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated herein by reference to the financial statements and Notes to Financial
Statements in the NEP 1999 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of the directors of NEP, their ages, and a brief account of their business experience during the past five years appear below. Information required by this item for Executive Officers is provided under the caption EXECUTIVE OFFICERS in Part I of this report.

    Directors are elected to hold office until the next annual meeting of stockholders or special meeting held in lieu thereof and until their respective successors are chosen and qualified.

    Cynthia A. Arcate* - Elected Director in 2000.

    L. Joseph Callan - Age: 52 - Elected Director in 2000 -
    Consultant since 1998 - Several positions at the NRC, including Regional Administrator and Executive Director of
    Operations, from 1979 to 1998.

    Peter G. Flynn* - Elected Director in 1999.

    Alfred D. Houston* - Director since 1984. Directorships of National Grid USA companies: Granite State Energy, Inc., NEES Communications, Inc., NEES Energy, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, and Wayfinder Group.

    Cheryl A. LaFleur* - Director since 1995. Directorships of National Grid USA companies: Granite State Electric Company, Granite State Energy, Inc., Massachusetts Electric Company, Nantucket Electric Company, The Narragansett Electric Company, NEES Communications, Inc., NEES Energy, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro- Transmission Electric Company, Inc., New England Power Service Company, and Wayfinder Group, Inc.

    Richard P. Sergel* - Director since 1998. Director of National Grid Group, plc. Directorships of National Grid USA companies: Granite State Electric Company, Granite State Energy, Inc., Massachusetts Electric Company, Nantucket Electric Company, The Narragansett Electric Company, NEES Communications, Inc., NEES Energy, Inc., New England Energy Incorporated, New England Electric Transmission Corporation, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, and Wayfinder Group, Inc.

    Philip R. Sharp - Age: 57 - Elected Director in 2000 -
    Lecturer, Harvard University John F. Kennedy School of
    Government since 1995 - US Congressman from 1975 to 1995.
    Other directorship: Cinergy Corporation.

    *Please refer to the material supplied under the caption
    EXECUTIVE OFFICERS in Part I of this report for other information regarding these directors.

Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

    Section 16(a) of the Securities Exchange Act of 1934 requires NEP's officers and directors, and persons who own more than 10 percent of a registered class of NEP's equity securities, to file reports on Forms 3, 4, and 5 of share ownership and changes in share ownership with the SEC and the New York Stock Exchange and to furnish NEP with copies of all Section 16(a) forms they file.

    Based solely on NEP's, review of the copies of such forms received by it, or written representations from certain reporting persons that such forms were not required for those persons, NEP believes that, during 1999, all filing requirements applicable to its officers, directors, and 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table gives information with respect to all compensation (whether paid directly by NEP or billed to it as hourly charges) for services in all capacities for NEP for the years 1997 through 1999 to or for the benefit of the Chief Executive Officer and the four other most highly compensated executive officers.

                                    NEP

                        SUMMARY COMPENSATION TABLE

                                             Long-Term
                Annual Compensation (b)     Compensation
               --------------------------              -------------------
                                Other    Restricted
Name and                        Annual   & Deferred            All Other
Principal                                Compensa-   Share      LTIP     Compensa-
Position Year  Salary   Bonus    tion      Awards  Payouts       tion
  (a)           ($)     ($)(c)  ($)(d)     ($)(e)    ($)   ($)(f)
----------     ----     -------          ------    ---------   ----------     -------   ---------
Peter G. 1999  154,707            74,812             3,616           30,220          46,464            359
Flynn    1998   57,838            29,383             1,151           12,176           6,864             75
President
(Elected 1/99)

Alfred D.      1999           40,385      20,766             1,054                   11,576         20,235            219
Houston  1998  49,236             32,804             1,137           18,677          17,545            288
Chairman

Cheryl A.      1999           36,268      17,321             1,278                    7,871         19,015             82
LaFleur  1998  32,922             18,509             1,258            8,562           6,143             69
Vice           1997           85,555      93,340             3,311                    1,832              0            149
President

Masheed H.     1999           124,740     45,569             2,538                   17,671              0            412
Rosenqvist     1998           113,697     44,654             2,285                   17,618              0            366
Vice
President

James S. 1999  115,920            42,415             2,693           16,405          22,018            167
Robinson 1998  108,205            39,143             2,510           17,734          13,641            149
Vice
President


(a) Certain officers of NEP are also officers of affiliate companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents: cash bonuses under an incentive compensation plan, the all-employee goals program, the variable match of the incentive thrift plan, including related deferred compensation plan matches, special cash bonuses, and unrestricted shares under the incentive share plan. In

     1997, the bonus amounts were all cash or contributions to the incentive thrift plan, including related deferred compensation plan matches. See descriptions under Plan Summaries.

(d) Includes amounts reimbursed by NEP for the payment of taxes on certain noncash benefits and NEP contributions to the incentive thrift plan that are not bonus contributions including related deferred compensation plan match. See description under Plan Summaries.

(e) The incentive share awards for the named executives who were also NEES executives (1997 - 1999) and the other named executives (in 1998 only) were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option. As cash dividends were declared, the number of deferred share equivalents increased as if the dividends were reinvested in shares. The shares awarded for the other named executives in 1997 were not restricted and the value of the awards is included in the bonus column.

     As of December 31, 1999, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Flynn 3,691 shares, $191,009 value; Mr. Houston 19,545 shares, $1,011,454 value; Ms. LaFleur 8,306 shares, $429,836 value; Ms. Rosenqvist 376 shares, $19,458 value; and Mr. Robinson 131 shares, $6,779 value. The value was calculated by multiplying the closing market price on December 31, 1999 by the number of shares.

(f) Includes NEP contributions to life insurance. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by NEP.

Directors' Compensation

     Members of the NEP Board who are employees of National Grid USA companies receive no fees for service on the Board. Non-employee directors receive an annual retainer of $20,000 plus a meeting fee of $1,000 for each Board or committee meeting attended.

Retirement Plans

     The following table shows estimated annual benefits payable to executive officers under the qualified pension plan and the supplemental retirement plan, assuming retirement at age 65 in 2000.

                                PENSION TABLE
Five-Year
Average       10 Years 15 Years 20 Years 25 Years 30 Years 35 Years
Compensa-        of       of       of       of       of       of
tion          Service  Service  Service  Service  Service  Service
---------     -------- -------- -------- -------- -------- --------
$100,000             18,926   29,276   39,626   49,976   60,326   70,676
$150,000             29,276   42,414   57,439   72,464   87,489  102,514
$200,000             39,626   57,439   75,251   94,951  114,651  134,351
$250,000             49,976   72,464   94,951  116,814  141,064  165,314
$300,000             60,326   87,489  114,651  141,064  167,477  184,123
$350,000             70,676  102,514  134,351  165,314  196,277  215,865
$400,000             81,026  117,539  154,051  189,564  225,077  241,590
$450,000             91,376  132,564  173,751  213,814  253,877  279,315
$500,000            101,726  147,589  193,451  238,064  282,677  311,040


    For purposes of the retirement plans, Mr. Flynn, Mr. Houston, Ms. LaFleur, Ms. Rosenqvist, and Mr. Robinson currently have 18,
21, 14, 18, and 12 credited years of service, respectively.

    Benefits under the pension plans are computed using formulae based on percentages of highest average compensation computed over five consecutive years. The compensation covered by the pension plan includes salary, bonus, and incentive share awards. Long-Term Performance Share awards are not included. The benefits listed in the pension table are not subject to deduction for Social Security and are shown without any joint and survivor benefits. If the participant elected at age 65 a 100 percent joint and survivor benefit with a spouse of the same age, the benefit shown would be reduced by approximately 16 percent.

    The pension plan table above does not include annuity payments to be received in lieu of life insurance for Mr. Houston. The payments are described below under Plan Summaries.

    NEP contributes the full cost of post-retirement health benefits for senior executives.

PAYMENTS UPON A CHANGE OF CONTROL AND TERMINATION OF EMPLOYMENT

    National Grid USA is a party to agreements with each of Mr. Houston, Ms. LaFleur, and Mr. Flynn (each, an Executive and each agreement, a Severance Agreement), which Severance Agreements were entered into in 1995 with Mr. Houston and on March 1, 1998 with the other Executives and which remain in effect for the three year period following (1) a Change in Control of NEES (as defined in the Severance Agreements) or (2) a Major Transaction (as defined in the Severance Agreements). In accordance with the terms of the Severance Agreements, if the applicable Executive's employment is terminated within three years following the event described in clause (1) or (2), as applicable, National Grid USA will pay to the Executive the severance payments and will provide to the Executive the severance benefits described below, unless the Executive's employment is terminated (x) by National Grid USA for Cause, (y) by the Executive without Good Reason or (z) by reason of the Executive's death, Disability or Retirement (each term, as defined in the Severance Agreements).

    The shareholder approval of the merger agreement with The National Grid Group plc (May 1999) constituted a Major Transaction and the merger with The National Grid Group plc on March 22, 2000 constituted a Change in Control. Accordingly, in the event an Executive's employment is terminated within three years following the Major Transaction or Change in Control, such Executive will be entitled to receive, in lieu of any other payments due to the
Executive: (1) lump sum cash payment equal to three times (two times, in certain cases) the sum of (a) the higher of (i) such Executive's annual base compensation in effect at the time of termination and (ii) such Executive's annual base compensation in effect immediately prior to the Change in Control or Major Transaction and (b) the higher of (i) the average of the annual bonuses awarded to such Executive under the New England Electric Companies' Senior Incentive Compensation Plan, New England Electric Companies' Incentive Compensation Plan I, II and III and the Incentive Share Plan (collectively, the Incentive Plans) for the three performance years ended prior to the date of termination and
(ii) the average of the annual bonuses awarded to such Executive pursuant to the Incentive Plans for the three performance years ended prior to the Change in Control or Major Transaction; (2) a cash lump sum payment equal to the excess of (a) the actuarial equivalent of the retirement pension which the Executive would have accrued under the terms of each pension plan of National Grid USA (determined as if the Executive (i) were fully vested thereunder and had accumulated 36 additional months (24 additional months, in certain cases) of service credit thereunder and (ii) had been credited under each such pension plan of National Grid USA during such 36 month period with compensation at the higher of (A) the Executive's compensation during the 12 months prior to the date of termination and (B) the Executive's compensation during the 12 months ending on the date of the Change in Control or Major Transaction) over (b) the actuarial equivalent of the retirement pension which the Executive had actually accrued pursuant to the provisions of National Grid USA's pension plans as of the date of his or her termination of employment; (3) the continuation of employee welfare benefits for three years (two years, in certain cases) following the date of termination, reduced to the extent the Executive receives such benefits from a subsequent employer; (4) if the Executive would have otherwise been entitled to post-retirement health care or life insurance had he continued to be employed for three additional years (two additional years, in certain cases), such post-retirement health care and life insurance commencing on the later of (a) the date that such coverage would have first become available to the Executive and (b) the date that the benefits described in clause (3) above terminate and (5) the reimbursement of legal fees and expenses, if any, incurred by the Executive in disputing any issue relating to the termination of his employment. Notwithstanding the above, payments to be made and benefits to be provided to the Executives will be reduced to the extent necessary to avoid imposition of the excise tax (the Excise
Tax) pursuant to Section 4999 of the Code; in certain cases, however, such payments and benefits will be reduced only if such reduction would yield a greater result to the Executive than actual payment by the Executive of the Excise Tax.

    Pursuant to the merger agreement with National Grid, National Grid and National Grid USA entered into a consulting contract with Mr. Houston. The consulting contract is for a term of two years and provides for payments to Mr. Houston of $200,000 per year.

    Upon a change in control a participant in the deferred compensation plan has the option of receiving a full distribution of the participant's cash and share accounts and the actuarial value of future benefits from the insurance related benefits under a prior plan, all less 10 percent.

    NEES's bonus plans, including the incentive compensation plans, the Incentive Thrift Plan, and the Goals Program, provided for payments equal to the average of the bonuses for the three prior years in the event of a Change of Control. These payments would be made in lieu of the regular bonuses for the year in which the Change in Control occurs. The Long-Term Performance Share Award Plan provided for a cash payment equal to the value of the performance shares in the participants' account times the average target achievement percentage for the Incentive Thrift Plan for the three prior years. The Retirees Health and Life Insurance Plan has provisions preventing changes in benefits adverse to the participants for three years following a Change in Control.

                          PLAN SUMMARIES

    A brief description of the various plans through which compensation and benefits have been provided to the named executive officers is presented below to better enable shareholders to understand the information presented in the tables shown earlier. The amounts of compensation and benefits provided to the named executive officers under the plans described below (and charged to NEP) are presented in the Summary Compensation Table.

    Goals Program

    The Goals Program establishes goals annually. For 1999, these included goals related to core operating income, costs for customers for electricity delivery, safety, absenteeism, transmission and distribution reliability, environmental and OSHA compliance, and customer satisfaction. Some goals apply to all employees, while others apply to particular functional groups. Depending upon the number of goals met, and provided the minimum earnings goal is met, employees may earn a cash bonus of 1 percent to 4-1/2 percent of their compensation.

    Incentive Thrift Plan

    The incentive thrift plan (a 401(k) program) provides for a match of 40 percent of up to the first 5 percent of base compensation contributed to the incentive thrift plan (shown under Other Annual Compensation in the Summary Compensation Table) and, based on an incentive formula tied to core operating income, may fully match the first 5 percent of base compensation contributed (the additional amount, if any, is shown under Bonus in the Summary

Compensation Table). Under Federal law, contributions to these plans are limited. In 1999, the salary reduction amount was limited to $10,000.

    Deferred Compensation Plan

    The Deferred Compensation Plan offered executives the opportunity to defer base pay and bonuses. The plan offered the option of investing at the prime rate or in NEES common shares. Under Federal law, the Incentive Thrift Plan, described above, was required to limit participant base compensation to $160,000 in calculating the NEES match. Under the Deferred Compensation Plan, NEES made a contribution to an executive's share account equivalent to the resultant reduction in his or her match under the Incentive Thrift Plan.

    Life Insurance

    National Grid USA has established for certain senior executives life insurance plans funded by individual policies. The combined death benefit under these insurance plans is three times the participant's annual salary. These plans are structured so that, over time, National Grid USA should recover the cost of the insurance premiums.

    After termination of employment, Mr. Houston may elect, commencing at age 55 or later, to receive an annuity income equal to 22.5 percent of 1998 annual salary plus 40 percent of final annual salary. In that event, the life insurance is reduced over 15 years to an amount equal to his final annual salary.

    Incentive Compensation Plan

    Under the bonus plan for certain senior employees, bonuses are tied to achievement of core business operating income and strategic objectives. Annual income targets and strategic objectives are established for each year. Bonuses are also dependent upon the achievement of individual goals. An individual's award of shares under the incentive share plan has been a fixed percentage of her or his cash bonus for that year. If no cash award was made, no shares would be distributed.

    Financial Counseling

    NEP pays for personal financial counseling for certain executives. As required by the IRS, a portion of the amount paid is reported as taxable income for the executive. Financial counseling is also offered to other employees through seminars conducted at various locations each year.

    Other

    NEP has not had any share option plans.

      LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR
      -----------------------------------------------------


    The Long-Term Performance Share Award Plan provided awards based on various measures of NEES performance over a three-year period. Each award factor functioned independently. The performance targets for each cycle were set by the Compensation Committee of the NEES Board. Performance was rated on rolling three-year periods, with a new cycle beginning each year. An individual's potential award under the plan was a fixed percentage (ranging from 15 percent to 50 percent) of base pay. At the end of the three-year cycle, the participant received NEES shares based upon the performance against the various factors.

    The only measure of performance for the cycle commencing
January 1, 1999 was the successful completion of the merger with National Grid.

    The following table shows the awards, for those executive officers named in the Summary Compensation Table, under the Long-Term Performance Share Award Plan for the performance cycle commencing January 1, 1999. Due to the change of control provisions in the plan, triggered by the merger with National Grid on March 22, 2000, the listed participants received awards in the amounts indicated in the table. The amount awarded was based upon the average of incentive compensation target achievement for the prior three years and not upon the measure specified above.

                                     NEP
                                     ---

        ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
             ------------------------------------------------

    Number of                      Actual Change
   Common Shares    Performance  in Control
     Name           Allotted       Period      Award (a)
   ---------        -----------    ------------
Peter G. Flynn                  856                3 years         744
Alfred D. Houston              5187                3 years        4512
Cheryl A. LaFleur              2534                3 years        2204
Masheed H. Rosenqvist           388                3 years         338
James S. Robinson               361                3 years         314


(a) The awards in this column were made as a result of the change in control on March 22, 2000. The listed participants received awards in the amounts indicated in the table. The amount awarded was based upon the average of incentive compensation target achievement for the prior three years and not upon the measure specified above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

 National Grid USA owns 99.57 percent of the voting securities of NEP.

    As of March 23, 2000, there were no outstanding NEES common shares due to the completion of the merger with The National Grid
Group plc and no officers or directors of NEP owned any NEP securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference is made to ITEM 11. EXECUTIVE COMPENSATION.


                             PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

    Unless otherwise indicated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Commission file numbers indicated in parentheses.

(3) (a) Articles of Organization as amended through June 25, 1987 (Exhibit 3(a) to 1988 Form 10-K, File No. 0-1229).

    (b)   By-laws of the Company as amended December 12, 1997
          (Exhibit 3(b) to 1997 Form 10-K, File No. 0-1229).

(10)      Material Contracts

    (a)  Boston Edison Company et al. and the Company: Amended
         REMVEC Agreement dated August 12, 1977 (Exhibit 5-4(d),
         File No. 2-61881).

              (i)  Boston Edison Company et al. and the Company:
                   REMVEC II Agreement dated on or about July 1, 1997 (Exhibit 10(a)(I) to NEES' 1997 Form 10- K, File No. 1-3446).

              (ii) Boston Edison Company et al. and the Company:
                   Security Analysis Services Agreement dated on or about July 1, 1997 (Exhibit 10(a)(ii) to NEES'
                   1997 Form 10-K, File No. 1-3446).

    (b)  The Connecticut Light and Power Company et al. and the
         Company: Sharing Agreement for Joint Ownership, Construction and Operation of Millstone Unit No. 3 dated as of September 1, 1973, and Amendment dated as of August 1, 1974 (Exhibit 10-5, File No. 2-52820);
         Amendments dated as of December 15, 1975 and April 1, 1986 (Exhibit 10(b) to NEES' 1990 Form 10-K File No. 1-3446). Transmission Support Agreement dated
         August 9, 1974; Instrument of Transfer to the Company with respect to the 1979 Connecticut Nuclear Unit, and Assumption of Obligations, dated December 17, 1975 (Exhibit 10-6(b), File No. 2-57831).

 (c)     Connecticut Yankee Atomic Power Company et al. and the
         Company: Stockholders Agreement dated July 1, 1964 (Exhibit 13-9-A, File No. 2-2006); Power Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006); Additional Power Contract dated as of April 30, 1984 and 1996; Amendatory Agreement dated as of December 4, 1996 (Exhibit 10(c) to 1996 Form 10-K, File No. 1-3446); Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 0-1229); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C, File No. 2-23006); Transmission Agreement dated October 1, 1964 (Exhibit 13-9-D, File No. 2-23006); Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to NEES' 1979 Form 10-K, File No. 1-3446); Amendment revising Transmission Agreement dated as of January 19, 1994 (Exhibit 10(c) to NEES' 1995 Form 10-K, File No. 1-3446); Five Year Capital Contribution Agreement dated November 1, 1980 (Exhibit 10(e) to NEES' 1980 Form 10-K, File No. 1-3446).

  (d)    Maine Yankee Atomic Power Company et al. and the
         Company: Capital Funds Agreement dated May 20, 1968 and Power Purchase Contract dated May 20, 1968 (Exhibit 4-5, File No. 2-29145); Amendments dated as of January 1, 1984, March 1, 1984 (Exhibit 10(d) to NEES' 1983
         Form 10-K, File No. 1-3446); October 1, 1984, and August 1, 1985 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); Stockholders Agreement dated May 20, 1968 (Exhibit 10-20; File No. 2-34267); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); 1997
         Amendatory Agreement dated as of August 6, 1997 (Exhibit 10(d) to NEES' 1997 Form 10-K, File No. 1-
         3446).

   (e) Mass. Electric and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated
         June 22, 1983 (Exhibit 10(b) to Mass. Electric's 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(e) to 1993 Form 10-K, File No. 0-1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective July 1, 1996 and, Amendment to Service Agreement dated as of February 1, 1997 (Exhibit 10(e) to 1997 Form 10-K, File No. 1-3446); Supplement to Amendment to Service Agreement dated as of March 1, 1998; (Exhibit 10(e) to 1998 Form 10-K, File No. 1-
         3446); Supplement to Service Agreement effective December 31, 1999 (filed herewith).

   (f)   The Narragansett Electric Company and the Company:
         Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 4(f) to New England Power Company's 1990 Form 10-K, File No. 0-1229). Amendment of Service Agreement dated July 24, 1991 (Exhibit 10(f) to 1991 Form 10-K, File No. 0-
         1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 Form 10-K, File No. 0-1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-
         1229); Amendment of Service Agreement effective January 1, 1995 (Exhibit 10(f) to 1995 Form 10-K, File No. 0-
         1229); Amendment of Service Agreement effective October 30, 1995 and, Amendment to Service Agreement dated as of February 1, 1997 (Exhibit 10(f) to 1997 Form 10-K, File No. 1-3446); Supplement to Amendment to Service Agreement dated as of December 31, 1998 (Exhibit 10(f) to 1998 Form 10-K, File No. 1-3446); Supplement to Service Agreement effective December 31, 1999 (filed herewith).

   (g) New England Electric Transmission Corporation et al. and the Company: Phase I Terminal Facility Support Agreement dated as of December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446);
         Agreement with respect to Use of the Quebec
         Interconnection dated as of December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446);
         Amendments dated as of May 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(f) to NEES' 1986 Form 10-K, File No. 1-3446);
         Agreement for Reinforcement and Improvement of the Company's Transmission System dated as of April 1, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446); Lease dated as of May 16, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446); Upper Development-Lower Development Transmission Line Support Agreement dated as of May 16, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446).

      (h) Vermont Electric Transmission Company, Inc. et al. and the Company: Phase I Vermont Transmission Line Support Agreement dated as of December 1, 1981; Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(g) to NEES' 1982 Form 10-K, File No. 1-3446);
              Amendment dated as of January 1, 1986 (Exhibit 10(h) to NEES' 1986 Form 10-K, File No. 1-3446).

   (i) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775);
         Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1,
         1977 (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February

         1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446);
         Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated
         March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 NEES Form 10-K, File No. 1-
         3446); Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 NEES Form 10-K, File No. 1-3446).
         Amendment dated as of September 1, 1997 and Amendment dated as of November 15, 1997 (Exhibit 10(i) to 1997 NEES Form 10-K, File No. 1-3446); Second Restated New England Power Pool Agreement as amended through the Fifty-first Agreement amending the New England Power Pool Agreement issued on December 30, 1999 (filed herewith)

   (j)   New England Power Service Company and the Company:
         Specimen of Service Contract (Exhibit 10(l) to 1994
         Form 10-K, File No. 0-1229).

   (k)   Massachusetts Electric Company, et al. and the Company:
         Form of Mutual Assistance Agreement (Exhibit 10(n) to
         1996 Form 10-K, File No. 0-1229).

   (l)   Massachusetts Electric Company, et al. and the Company:
         Restructuring Settlement Agreement approved by the Massachusetts Department of Public Utilities (Exhibit
         10(o) to 1996 Form 10-K, File No. 0-1229).

   (m)   Public Service Company of New Hampshire et al. and the
         Company: Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974, September 25, 1974 and October 25, 1974 (Exhibit 10-18(b), File No. 2-52820); Amendment dated
         January 31, 1975 (Exhibit 10-16(b), File No. 2-57831);
         Amendments dated April 18, 1979, April 25, 1979,
         June 8, 1979, October 11, 1979, December 15, 1979,
         June 16, 1980, and December 31, 1980 (Exhibit 10(i) to NEES' 1980 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, April 27, 1984, and June 15, 1984
         (Exhibit 10(j) to NEES' 1984 Form 10-K, File No. 1-3446); Amendments dated March 8, 1985, March 14, 1986, May 1, 1986, and September 19, 1986 (Exhibit 10(j) to NEES' 1986 Form 10-K, File No. 1-3446);
         Amendment dated November 12, 1987 (Exhibit 10(j) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated January 13, 1989 (Exhibit 10(j) to NEES' 1990 Form 10-K, File No. 1-3446); Seventh Amendment as of November 1, 1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Transmission Support Agreement dated as of May 1, 1973 (Exhibit 10-23, File No. 2-49184); Instrument of Transfer to the Company with respect to the New Hampshire Nuclear Units and Assumptions of Obligations dated December 17, 1975 and Agreement Among Participants in New Hampshire Nuclear Units, certain Massachusetts Municipal Systems and Massachusetts Municipal Wholesale Electric Company dated May 28, 1976 (Exhibit 16(c), File No. 2-57831);
         Seventh Amendment To and Restated Agreement for Seabrook Project Disbursing Agent dated as of
         November 1, 1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446); Amendments dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1- 3446). Settlement Agreement dated as of July 19, 1990 between Northeast Utilities Service Company and the Company (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992, Amendment to Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1- 3446).

      (n)     Vermont Yankee Nuclear Power Corporation et al. and the
              Company: Capital Funds Agreement dated February 1, 1968, Amendment dated March 12, 1968 and Power Purchase Contract dated February 1, 1968 (Exhibit 4-6, File No. 2-29145); Amendments dated as of June 1, 1972,
              April 15, 1983 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 0-1229) and April 24, 1985 (Exhibit 10(n) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated as of June 1, 1985 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229); Amendments dated May 6, 1988 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229); Amendment dated as of June 15, 1989 (Exhibit 10(k) to 1989 NEES Form 10-K, File No. 1-3446); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 5, 1981 (Exhibit 10(j) to NEES' 1981 Form 10-K, File No. 1-3446); 1999 Amendatory Agreement dated as of November 17, 1999 and 1999 Restated Amendatory Agreement dated as of November 17, 1999 (filed herewith)

      (o)     Yankee Atomic Electric Company et al. and the Company:
              Amended and Restated Power Contract dated April 1, 1985 (Exhibit 10(l) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated May 6, 1988 (Exhibit 10(l) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated as of June 26, 1989 and July 1, 1989 (Exhibit 10(l) to 1989 NEES Form 10-K, File No. 1-3446);
              Amendment dated as of February 1, 1992 (Exhibit 10(l) to 1992 NEES Form 10-K, File No. 1-3446).

   *(p) New England Electric Companies' Deferred Compensation Plan as amended through February 28, 1998 (Exhibit 10(l) to NEES' 1998 Form 10-K, File No. 1-3446);
         Amendments effective as of March 1, 1999 and September 1, 1999 (filed herewith)

   *(q) New England Electric System Companies Retirement Supplement Plan as amended through June 1, 1996 (Exhibit 10(n) to NEES' 1996 Form 10-K, File No. 1-3446); Amendment dated as of March 1, 1999 (filed herewith)

   *(r)  New England Electric Companies' Executive Supplemental
         Retirement Plan I as amended through  December 11, 1998
         (Exhibit 10(n) to NEES' 1998 Form 10-K, File No.
         1-3446); Amendment dated as of March 1, 1999 (filed herewith)

   *(s)  New England Electric Companies Executive Retirees
         Health and Life Insurance Plan as Amended and Restated
         January 1, 1996 (Exhibit 10(o) to NEES' 1998 Form 10-K,
         File No. 1-3446).

   *(t)  New England Electric Companies' Incentive Compensation
         Plan I as amended through January 1, 1998 (Exhibit
         10(p) to NEES' 1998 Form 10-K, File No. 1-3446).

   *(u)  New England Electric Companies' Incentive Compensation
         Plan II as amended through January 1, 1998 (Exhibit
         10(q) to NEES' 1998 Form 10-K, File No. 1-3446).

   *(v)  New England Electric Companies' Incentive Compensation
         Plan III as amended through January 1, 1998 (Exhibit
         10(r) to NEES' 1998 Form 10-K, File No. 1-3446).

   *(w)  New England Electric Companies' Senior Incentive
         Compensation Plan as amended through January 1, 1998
         (Exhibit 10(s) to NEES' 1998 Form 10-K, File No.
         1-3446).

   *(x)  Forms of Life Insurance Program (Exhibit 10(s) to NEES'
         1986 Form 10-K, File No. 1-3446); and Form of  Life
         Insurance (Collateral Assignment) (Exhibit 10(t) to
         NEES' 1991 Form 10-K, File No. 1-3446).

   *(y) New England Electric Companies' Incentive Share Plan as amended through February 24, 1997 (Exhibit 10(w) to
         NEES' 1996 Form 10-K, File No. 1-3446); Amendment dated as of March 1, 1999 (filed herewith)

  *(z) Forms of Severance Protection Agreement (Exhibit 10(z) to NEES' 1996 Form 10-K, File No. 1-3446). Forms of
         Severance Protection Agreements (Exhibit 10(y) to NEES'
         1998 Form 10-K, File No. 1-3446).

   *(aa) New England Electric Companies' Long-Term
         Performance Share Award Plan amended through
         August 25, 1998 (Exhibit 10(w) to NEES' 1998 Form
         10-K, File No. 1-3446); Amendment dated as of
         March 1, 1999 (filed herewith)

   (bb) New England Hydro-Transmission Electric Company, Inc. et al. and the Company: Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446);
              Amendment dated as of May 1, 1986 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446);
              Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(u) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated January 1, 1989 (Exhibit 10(u) to NEES' 1990 Form 10-K, File No. 1-3446).

   (cc) New England Hydro-Transmission Corporation et al. and the Company: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated as of
              May 1, 1986 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(v) to NEES' 1987 Form 10-K, File No. 1-3446). Amendment dated as of August 1, 1988 (Exhibit 10(v) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10
              (v) to NEES' 1990 Form 10-K, File No. 1-3446).

   (dd)       Vermont Electric Power Company et al. and the
              Company: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446). Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to NEES' 1987 Form 10-K, File No. 1-3446);
              Amendment dated as of August 1, 1988 (Exhibit 10(w) to NEES' 1988 Form 10-K, File No. 1-3446).

   (ee)  USGen New England Contracts

               (i) Asset Purchase Agreement among the Company, The Narragansett Electric Company and, USGen New England, Inc. dated as of August 5, 1997 (Exhibit 2 to NEES' Form 10-Q for period ended September 30, 1997, File No. 1-3446); Amendment No. 1 dated as of September 25, 1997, Amendment No. 2 dated as of October 29, 1997, Amendment No. 3 dated as of August 5, 1997, Amendment No. 4 dated as of September 1, 1998 (filed herewith)

               (ii) Wholesale Sales Agreement between the Company and USGen New England, Inc. dated as of August 5, 1997 (Exhibit 10(gg)(ii) to 1997 Form 10-K, File No. 1-6564); Amendment No. 1 dated as of September 25, 1997, Amendment No. 2 dated as of September 1, 1998 (filed herewith)

               (iii) PPA Transfer Agreement between the Company
                     and USGen New England, Inc. dated as of
                     August 5, 1997 (Exhibit 10(gg)(iii) to 1997
                     Form 10-K, File No. 1-6564).

               (iv) Form of PSA Performance Support Agreement between the Company, USGen New England, Inc., and each of the following; North Attleboro Electric Department, Groton Electric Light Department, Middleton Municipal Electric Department, Hingham Municipal Lighting Plant, Town of Holden Municipal Light Department, Unitil Power Corp. (Salem Harbor), Unitil Power Corp. (Ocean State), Bangor Hydro-Electric Company, Montaup Electric Company, Central Vermont Public Service Corporation, Braintree Electric Light Department, Littleton Electric Light Department, Massachusetts Government Land Bank, Reading
                     (MA) Municipal Light Department, Shrewsbury
                     Electric Light Plant, Taunton Municipal Light Plant, and Vermont Electric Company, dated as of August 5, 1997 (Exhibit 10(gg)(iv) to 1997 Form 10-K, File No. 1-6564).

               (v) Quebec Interconnection Transfer Agreement between the Company, The Narragansett
                     Electric Company, and USGen New England, Inc. dated as of September 1, 1998 (filed herewith).

   * Compensation related plan, contract, or arrangement.

   (13) 1999 Annual Report to Stockholders (filed herewith).

   (21) Subsidiary list (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).

Reports on Form 8-K

    NEP filed reports on Form 8-K dated October 21, 1999, October
29, 1999, November 29, 1999, and December 10, 1999, each of which contained ITEM 5.

                          NEW ENGLAND POWER COMPANY

                                 SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.

                                     NEW ENGLAND POWER COMPANY


                                     s/Peter G. Flynn


                                     Peter G. Flynn
                                     President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

(Signature and Title)

Principal Executive Officer


s/Peter G. Flynn

Peter G. Flynn
President


Principal Financial Officer

s/John G. Cochrane

John G. Cochrane
Treasurer


Principal Accounting Officer

s/Kwong O. Nuey

Kwong O. Nuey
Controller

Directors (a majority)

Cynthia A. Arcate
L. Joseph Callan
Peter G. Flynn
Alfred D. Houston
Cheryl A. LaFleur                            s/John G. Cochrane
Richard P. Sergel                     All by:
Philip R. Sharp                                John G. Cochrane
                                               Attorney-in-fact

Date (as to all signatures on this page)

March 30, 2000

                          NEW ENGLAND POWER COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                           References (Page)
                                                           ----------------------
                                                            1999 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................            4

Statements of Income,
 Year Ended December 31, 1999, 1998 and 1997...............    15

Statements of Retained Earnings,
 Year Ended December 31, 1999, 1998 and 1997...............    15

Balance Sheets, December 31, 1999 and 1998..................           16

Statements of Cash Flows,
 Year Ended December 31, 1999, 1998 and 1997...............    17

Notes to Financial Statements...............................        18-42

* Incorporated by Reference.


                                     NEP

                                EXHIBIT INDEX
                                -------------

Exhibit No.              Description                       Page
-----------              -----------                       ----

      (3)(a)        Articles of Organization as         Incorporated
                    amended through June 25, 1987       by Reference

      (3)(b)        By-laws of the Company as           Incorporated
                    amended December 12, 1997           by Reference

      (10)(a)       Boston Edison Company et al.        Incorporated
                    and the Company: Amended            by Reference
                    REMVEC Agreement dated
                    August 12, 1977

      (10)(a)(i)    Boston Edison Company et al.        Incorporated
                    and the Company: REMVEC II          by Reference
                    Agreement dated on or about
                    July 1, 1997

      (10)(a)(ii)   Boston Edison Company et al.        Incorporated
                    and the Company: Security           by Reference
                    Analysis Services Agreement
                    dated on or about July 1, 1997

      (10)(b)       The Connecticut Light and Power     Incorporated
                    Company et al. and the Company:     by Reference
                    Sharing Agreement for Joint
                    Ownership, Construction and
                    Operation of Millstone Unit No. 3
                    dated as of September 1, 1973,
                    and Amendments thereto;
                    Transmission Support Agreement
                    dated August 9, 1974; Instrument
                    of Transfer to the Company with
                    respect to the 1979 Connecticut
                    Nuclear Unit, and Assumption of
                    Obligations, dated December 17,
                    1975

      (10)(c)       Connecticut Yankee Atomic Power     Incorporated
                    Company et al. and the Company:     by Reference
                    Stockholders Agreement dated
                    July 1, 1964; Power Purchase
                    Contract dated July 1, 1964;
                    Additional Power Contract dated
                    as of April 30, 1984 and 1996;
                    Amendatory Agreement dated as
                    of December 4, 1996;
                    Supplementary Power Contract
                    dated as of April 1, 1987;
                    Capital Funds Agreement dated
                    September 1, 1964; Transmission
                    Agreement dated October 1, 1964;
                    Agreement revising Transmission
                    Agreement dated July 1, 1979;
                    Amendment revising Transmission
                    Agreement dated as of January 19,
                    1994; Five Year Capital Contribution
                    Agreement dated November 1, 1980

       (10)(d)      Maine Yankee Atomic Power           Incorporated
                    Company et al. and the Company:     by Reference
                    Capital Funds Agreement dated
                    May 20, 1968 and Power Purchase
                    Contract dated May 20, 1968;
                    and Amendments thereto;
                    Stockholders Agreement dated
                    May 20, 1968; Additional Power
                    Contract dated as of February 1,
                    1984; 1997 Amendatory Agreement
                    dated as of August 6, 1997

      (10)(e)       Mass. Electric and the Company:     Incorporated
                    Primary Service for Resale dated    by Reference
                    February 15, 1974; and Amendments
                    thereto; Memorandum of Understanding
                    effective May 22, 1994;
                    Amendment of Service Agreement
                    effective July 1, 1996;
                    Amendment to Service Agreement
                    dated as of February 1, 1997;
                    Supplement to Amendment to Service
                    Agreement dated as of March 1, 1998

                    Supplement to Service               Filed herewith
                    Agreement dated as of
                    December 31, 1999

      (10)(f)       The Narragansett Electric           Incorporated
                    Company and the Company:            by Reference
                    Primary Service for Resale
                    dated February 15, 1974
                    and Amendments thereto;
                    Memorandum of Understanding
                    effective May 22, 1994 and
                    Amendment thereto;
                    Amendment of Service Agreement
                    effective October 30, 1995;
                    Amendment to Service Agreement
                    dated as of February 1, 1997;
                    Supplement to Amendment to
                    Service Agreement dated as of
                    December 31, 1998

                    Supplement to Service               Filed herewith
                    Agreement dated as of
                    December 31, 1999

      (10)(g)       New England Electric                Incorporated
                    Transmission Corporation et al.     by Reference
                    and the Company:  Phase I
                    Terminal Facility Support
                    Agreement dated as of
                    December 1, 1981; Amendments
                    dated as of June 1, 1982 and
                    November 1, 1982; Agreement with
                    respect to Use of the Quebec
                    Interconnection dated as of
                    December 1, 1981; Amendments
                    dated as of May 1, 1982 and
                    November 1, 1982; Amendment
                    dated as of January 1, 1986;
                    Agreement for Reinforcement
                    and Improvement of the Company's
                    Transmission System dated as
                    of April 1, 1983; Lease dated
                    as of May 16, 1983; Upper
                    Development-Lower Development
                    Transmission Line Support
                    Agreement dated as of May 16,
                    1983

      (10)(h)       Vermont Electric Transmission       Incorporated
                    Company, Inc. et al. and the        by Reference
                    Company:  Phase I Vermont
                    Transmission Line Support
                    Agreement dated as of
                    December 1, 1981 and Amendments
                    thereto

      (10)(i)       New England Power Pool              Filed herewith
                    Agreement and Amendments
                    thereto

      (10)(j)       New England Power Service           Incorporated
                    Company and the Company:            by Reference
                    Specimen of Service Contract

      (10)(k)       Massachusetts Electric              Incorporated
                    Company, et al. and the             by Reference
                    Company: Form of Mutual
                    Assistance Agreement

      (10)(l)       Massachusetts Electric              Incorporated
                    Company, et al. and the             by Reference
                    Company: Restructuring
                    Settlement Agreement
                    approved by the Massachusetts
                    Department of Public Utilities

      (10)(m)       Public Service Company of New       Incorporated
                    Hampshire et al. and the            by Reference
                    Company:  Agreement for Joint
                    Ownership, Construction and
                    Operation of New Hampshire
                    Nuclear Units dated as of
                    May 1, 1973 and Amendments
                    thereto; Seventh Amendment
                    as of November 1, 1990;
                    Transmission Support Agreement
                    dated as of May 1, 1973;
                    Instrument of Transfer to the
                    Company with respect to the New
                    Hampshire Nuclear Units and
                    Assumptions of Obligations
                    dated December 17, 1975 and
                    Agreement Among Participants
                    in New Hampshire Nuclear Units,
                    certain Massachusetts Municipal
                    Systems and Massachusetts
                    Municipal Wholesale Electric
                    Company dated May 28, 1976;
                    Seventh Amendment To and
                    Restated Agreement for Seabrook
                    Project Disbursing Agent dated
                    as of November 1, 1990;
                    Amendments dated as of
                    June 29, 1992;
                    Settlement Agreement dated as
                    of July 19, 1990 between
                    Northeast Utilities Service
                    Company and the Company;
                    Seabrook Project Managing
                    Agent Operating Agreement
                    dated as of June 29, 1992;
                    and Amendment thereto

      (10)(n)       Vermont Yankee Nuclear Power        Incorporated
                    Corporation et al. and the          by Reference
                    Company:  Capital Funds
                    Agreement dated February 1,
                    1968, Amendment dated March 12,
                    1968 and Power Purchase Contract
                    dated February 1, 1968 and
                    Amendments thereto; Additional
                    Power Contract dated as of
                    February 1, 1984; Guarantee
                    Agreement dated as of November 5,
                    1981

                    1999 Amendatory Agreements          Filed herewith

  (10)(o)           Yankee Atomic Electric Company      Incorporated
                    et al. and the Company:             by Reference
                    Amended and Restated Power
                    Contract dated April 1, 1985
                    and Amendments thereto

      (10)(p)       New England Electric Companies'     Filed herewith
                    Deferred Compensation Plan as
                    amended through February 28,
                    1998 and amendments thereto

      (10)(q)       New England Electric System         Filed herewith
                    Companies Retirement Supplement
                    Plan as amended through June 1,
                    1996 and an Amendment thereto

      (10)(r)       New England Electric Companies'     Filed herewith
                    Executive Supplemental Retirement
                    Plan I as amended through
                    December 11, 1998 and an Amendment
                    thereto

      (10)(s)       New England Electric Companies'     Incorporated
                    Executive Retirees Health and Life by Reference Insurance Plan as Amended and
                    Restated January 1, 1996

      (10)(t)       New England Electric Companies'     Incorporated
                    Incentive Compensation Plan I as    by Reference
                    amended through January 1, 1998

      (10)(u)       New England Electric Companies'     Incorporated
                    Incentive Compensation Plan II as   by Reference
                    amended through January 1, 1998

      (10)(v)       New England Electric Companies'     Incorporated
                    Incentive Compensation Plan III as by Reference amended through January 1, 1998

      (10)(w)       New England Electric Companies'     Incorporated
                    Senior Incentive Compensation       by Reference
                    Plan as amended through
                    January 1, 1998

      (10)(x)       Forms of Life Insurance Program     Incorporated
                    and Form of Life Insurance          by Reference
                    (Collateral Assignment)

      (10)(y)       New England Electric Companies'     Filed herewith
                    Incentive Share Plan as amended
                    through February 24, 1997 and an
                    Amendment thereto

      (10)(z)       Forms of Severance Protection       Incorporated
                    Agreements                          by Reference

      (10)(aa)      New England Electric Companies'     Filed herewith
                    Long-Term Performance Share
                    Award Plan amended through
                    August 25, 1998 and Amendments
                    thereto

      (10)(bb)      New England Hydro-Transmission      Incorporated
                    Electric Company, Inc. et al.       by Reference
                    and the Company:  Phase II
                    Massachusetts Transmission
                    Facilities Support Agreement
                    dated as of June 1, 1985
                    and Amendments thereto

      (10)(cc)      New England Hydro-Transmission      Incorporated
                    Corporation et al. and the          by Reference
                    Company:  Phase II New Hampshire
                    Transmission Facilities Support
                    Agreement dated as of June 1,
                    1985 and Amendments thereto

      (10)(dd)      Vermont Electric Power Company      Incorporated
                    et al. and the Company:  Phase      by Reference
                    II New England Power AC
                    Facilities Support Agreement
                    dated as of June 1, 1985 and
                    Amendments thereto

      (10)(ee)(i)   Asset Purchase Agreement between    Incorporated
                    USGen New England and the Company   by Reference
                    and The Narragansett Electric
                    Company dated as of August 5, 1997

      (10)(ee)(ii)  Wholesale Sales Agreement between   Incorporated
                    the Company and USGen New England, by Reference Inc. dated as of August 5, 1997

      (10)(ee)(iii) PPA Transfer Agreement between      Incorporated
                    the Company and USGen New England, by Reference Inc. dated as of August 5, 1997

      (10)(ee)(iv)  Form of PSA Performance Support     Incorporated
                    Agreement between the Company,      by Reference
                    USGen New England, Inc., and
                    various Wholesale Customers
                    dated as of August 5, 1997

      (10)(ee)(v)   Quebec Interconnection Transfer     Filed herewith
                    Agreement between the Company,
                    The Narragansett Electric Company,
                    and USGen New England, Inc.,
                    dated as of September 1, 1998

      (13)          1999 Annual Report to               Filed herewith
                    Stockholders

      (21)          Subsidiary list                     Filed herewith

      (24)          Power of Attorney                   Filed herewith

      (27)          Financial Data Schedule             Filed herewith