Form 10-KT
period 2000-03-31
NEW ENGLAND POWER CO
filed 2000-06-30
CIK 71337

"THIS DOCUMENT IS A COPY OF THE FORM 10-KT FILED ON JUNE 30, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION."


                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K


    ( )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For fiscal year ended December 31, 1999

                                OR

   (X)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the transition period from January 1, 2000 to March 31, 2000


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

                           (X)  Yes   ( ) No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )



                  Aggregate market value
                   of the voting stock      Number of shares of
                  held by nonaffiliates    common stock outstanding
                  of the registrant at     of the registrant at
                      June 15, 2000            June 15, 2000
                  ----------------------  -------------------------
New England               $1,285,104       3,619,896($20 par value)
Power Company



               Documents Incorporated by Reference



                                         Part of Form 10-K into which
        Description                        document is incorporated
----------------------------------       ----------------------------
Portions of New England Power Company         Parts I and II
Annual Report to Stockholders for the
year ended December 31, 1999 as set
forth in Parts I and II

Portions of New England Power Company         Parts I and II
Transition Report to Stockholders for the
transition period from January 1, 2000
to March 31, 2000 as set forth in Parts I
and II.


                        TABLE OF CONTENTS

                                                                     PAGE

GLOSSARY OF TERMS..........................................           iii

FORWARD LOOKING INFORMATION................................             v

                              PART I

ITEM 1. BUSINESS............................................            1

THE COMPANY.................................................            1

     Merger with National Grid .............................            1
     Merger with EUA........................................            1
     Employees..............................................            2

ELECTRIC UTILITY OPERATIONS.................................            2

     Industry Restructuring.................................            2
        Accounting Implications.............................            2
        Overview of Financial Results.......................            2
     Year 2000 Disclosure...................................            2
     Transmission and Nuclear Generation Business...........            3
        Description of Business.............................            3
        Rates...............................................            4
        Standard Offer Service..............................            5
        Operating Revenues..................................            6
     Electric Utility Properties............................            7
        Transmission Properties.............................            7
        Interconnection with Quebec ........................            8
        Nuclear Generation Properties.......................            8
          Nuclear Units.....................................            9
          Purchased Power Transfer Agreement................           17
     Regulatory and Environmental Matters...................           18
        Regulation..........................................           18
        Environmental Requirements..........................           18
     Construction and Financing.............................           19

EXECUTIVE OFFICERS..........................................           22

ITEM 2. PROPERTIES..........................................           23

ITEM 3. LEGAL PROCEEDINGS...................................           23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................           25

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
     RELATED SECURITY HOLDER MATTERS........................           25

ITEM 6. SELECTED FINANCIAL DATA.............................           26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................           26

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................           26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........           26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE....................           26


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT.............................................           26

ITEM 11.  EXECUTIVE COMPENSATION............................           29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT.........................................           40


                             PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....           40

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K..................           41

INDEX TO FINANCIAL STATEMENTS...............................           53

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

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

                   FORWARD LOOKING INFORMATION

    This report and other presentations made by New England Power Company (NEP or the Company) contain forward looking statements within the meaning of
  Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward looking statements can be identified by the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "projected", "believe", "hopes", or similar expressions. Although NEP believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to:

    (a) the impact of ongoing industry restructuring, as more fully set out in the Industry Restructuring section of the NEP Transition Report for the period January 1, 2000 to March 31, 2000;
      (b) the impact of general economic changes in New England;
      (c) federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of NEP's assets;
      (d) changes in accounting rules and interpretations which may have an adverse impact on NEP's statements of financial position and reported earnings;
      (e) timing and adequacy of rate relief;
      (f) adverse changes in electric load;
      (g) climatic changes or unexpected changes in weather patterns; and
      (h) operation and decommissioning costs associated with nuclear generating facilities, as set out under Nuclear Units below, page 9.
                              PART I
ITEM 1.  BUSINESS
                           THE COMPANY

Merger with National Grid

   On March 22, 2000, the merger of New England Electric System (NEES) and The National Grid Group plc (National Grid) was completed, with NEES (renamed National Grid USA) becoming a wholly owned subsidiary of National Grid. New England Power Company (NEP) will maintain its existing name and will remain a wholly owned subsidiary of National Grid USA.

Merger with EUA

   The merger between the National Grid USA and Eastern Utilities Associates
(EUA) parent companies was completed on April 19, 2000, with EUA merging into National Grid USA. The impacts of this transaction will be reflected in subsequent reporting periods. On May 1, 2000, EUA's operating companies merged into those of National Grid USA, and Montaup Electric Company, a wholly-owned subsidiary of EUA, was consolidated into the Company.


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


                            EMPLOYEES

    At March 31, 2000, NEP had 81 employees, of which approximately 16 are members of labor organizations. Collective bargaining agreements with the Brotherhood of Utility Workers of New England, Inc., the International Brotherhood of Electrical Workers, and the Utility Workers Union of America, AFL-CIO expire in May, 2004.

                   ELECTRIC UTILITY OPERATIONS

                      INDUSTRY RESTRUCTURING

    For a full discussion of Industry Restructuring see the Industry Restructuring section of the 1999 NEP Annual Report, and the NEP Transition Report for the period January 1, 2000 to March
31, 2000, both incorporated herein by reference.

Accounting Implications

    For a full discussion of Accounting Implications see the Accounting Implications section of the 1999 NEP Annual Report, and the NEP Transition Report for the period January 1, 2000 to March
31, 2000, incorporated herein by reference.

Overview of Financial Results

    For a full discussion of Overview of Financial Results see the Overview of Financial Results section of the 1999 NEP Annual
Report, and the NEP Transition Report for the period January 1,
2000 to March 31, 2000, incorporated herein by reference.

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

    Rates

    The rates of NEP are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). NEP's current unbundled rates consist of contract termination charges, transmission charges, standard offer charges where applicable, and market revenues where applicable.

    Prior to industry restructuring, NEP was obligated to sell to its customers, and its customers were obligated to purchase from NEP, the requirements of their respective retail service territories, and they could only terminate those mutual obligations upon seven years' notice.

    Under the Settlement Agreements between NEP and the Electricity Delivery Companies implemented in 1997 and 1998, the contractual relationship was reformed to allow for the early termination of the Electricity Delivery Companies' obligation to purchase wholesale all-requirements service from NEP, in consideration for the payment of contract termination charges ("CTCs"). The CTCs recover costs associated with NEP's former generating investments and related contractual commitments that were not recovered from the divestiture of those investments ("stranded costs"). The recovery of NEP's stranded costs is divided into several categories. Unrecovered costs associated with generating plants (nuclear and nonnuclear) and most regulatory assets will be fully recovered through the CTCs by the end of 2000 and earn a return on equity averaging 9.7%. Stranded investment relating to the Montaup generation facilities and other regulatory assets will be recovered through the CTCs by the end of 2007 and earn a return on equity averaging 8.39%. NEP's obligation related to the above-market cost of purchased power contracts and nuclear decommissioning costs are recovered through the CTCs as such costs are actually incurred. As the CTC's rate declines, NEP, under certain of the Settlement Agreements, earns incentives based on successful mitigation of its stranded costs. These incentives supplement NEP's return on equity. Until such time as NEP divests its operating nuclear interests, NEP will share with customers, through the CTCs, 80% of the revenues and operating costs related to the units, with shareholders retaining the balance.

    The Electricity Delivery Companies are recovering the CTCs through a transition access charge. NEP has also reached similar agreements with three unaffiliated wholesale customers. (See
Item 3 for a description of litigation with one unaffiliated customer.)

    The transmission charge is a formula rate which recovers NEP's actual costs plus a return on actual capital investment and equals approximately 0.5 cents per kWh (including the transmission element of NEPOOL tariff charges). The standard offer revenues with respect to NEP's continuing obligation to supply standard offer service to Narragansett described below equaled 3.5 cents per kWh in 1999 and equal 3.8 cents in 2000. The rate will escalate in the years thereafter. Revenues from any sales in the marketplace will vary. In 1999, 47% of NEP's total transmission billings was derived directly from affiliated companies, and 53% was from NEPOOL, including payments from NEP's affiliates to NEPOOL and municipal and other utilities.

Standard Offer Service

    Prior to divesting its nonnuclear generation business, NEP was the wholesale supplier of the electric energy requirements of the Electricity Delivery Companies under contracts that required seven years' notice of termination. NEP's contracts with the Electricity Delivery Companies were amended to remove the obligation to sell electrical energy and related products. PG&E Gen, TransCanada Power Marketing, Ltd. and Constellation Power Source, Inc. retain the backstop obligation to supply the electric energy requirements of the Electricity Delivery Companies for retail customers eligible to continue to buy standard offer generation service from their electricity delivery
company at regulated prices.   NEP remains obligated to provide
transition power supply service at fixed rates to new customer load in Rhode Island. NEP meets this obligation by periodically procuring the necessary power supply at market prices. Over time NEP cannot predict whether the resulting revenues will be sufficient to cover the costs of producing such power. In the short term, it appears that due to current high market prices, it is probable that NEP will incur losses this summer.

                        OPERATING REVENUES

    The following is the detail of kWh sales and deliveries, electric sales and other operating revenue, and operating income for the quarter ended March 31, 2000 and each of the three years ended December 31, 1999.

               Sales and Deliveries of Electricity
                      (in thousands of kWh)
               ------------------------------------

              Quarter Ended       Year Ended December 31



              March 31, 2000 1999           1998           1997
              -------------- ----           ----           ----

Total Sales
and Deliveries      901,723     2,970,433 18,214,193     26,405,204

                    ========    ==========     ==========     ==========


                                     Operating Revenues
                    (in thousands of dollars)
               ------------------------------------
                 Quarter Ended       Year Ended December 31


                                 March 31, 2000         1999    1998   1997
                                 --------------         ----     ----  ----

Total Electric        32,048                                               90,639           631,943           1,616,598
Sales Revenue

Other Operating      102,515                                            505,702             586,397              61,305
  Revenue
                    ---------    ---------      ----------                   ---------
  Total Operating
    Revenue         $134,564     $596,341      $1,218,340          $1,677,903
                     =========  ==========      ==========      =========
Operating Income     $ 16,319   $78,563        $ 157,362      $ 190,852
                     =========  ==========      ==========      =========


    Operating revenue for 1999 decreased $622 million compared with 1998 due to the divestiture and reduced CTC charges.

                   ELECTRIC UTILITY PROPERTIES

Transmission Properties

    NEP's integrated system consists of approximately 2,400
circuit miles of transmission lines, and approximately 108 substations.

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

    In May 1999, NEPOOL and ISO-New England commenced implementation of the NEPOOL competitive market system. The market system establishes markets for several tradable energy and reserve products. Implementation of the markets also has resulted in the imposition of certain costs including congestion related costs. By Order issued June 28, 2000, FERC conditionally approved a congestion management system and multi-settlement system (CMS/MSS). The CMS/MSS includes a number of transitional steps towards the establishment of a permanent congestion management system which would include a Financial Congestion Rights scheme, a transmission planning process, and locational marginal pricing.

    NEPOOL's governance structure consists of five sectors: transmission owners, generators, suppliers, public power, and end users. National Grid USA participates in the transmission owners sector. The Transmission sector accounts for 20 percent of the NEPOOL vote and the National Grid USA Companies account for one-seventh of the Transmission sector vote. Under NEPOOL's revised governance structure, all National Grid USA companies are considered "related persons" and therefore receive only a single vote.

    Interconnection with Quebec

    New England Electric Transmission Corporation (NEET) owns and operates a portion of an international transmission interconnection between the electric systems of Hydro-Quebec and New England. New England Hydro-Transmission Electric Company, Inc. (Mass. Hydro) and New England Hydro-Transmission Corporation (N.H. Hydro) own and operate facilities in connection with an expanded second phase of this interconnection. New England Hydro Finance Company, Inc. (N.E. Hydro Finance) provides the debt financing to Mass. Hydro and N.H. Hydro for the capital costs of the interconnection. National Grid USA owns 100% of the voting stock of NEET and 53.97% (60.51% including Montaup's interest) of the voting stock of Mass. Hydro and N.H. Hydro. Mass. Hydro and N.H. Hydro each own 50% of the voting securities of N.E. Hydro Finance.

    NEET, Mass. Hydro, and N.H. Hydro own and operate, on behalf of NEPOOL participants in the project, a 450 kV direct current transmission line and related terminals to interconnect the New England and Quebec transmission systems (the Interconnection). The transfer capability of the Interconnection is currently rated at 2,000 MW. Operating limits implemented by adjacent Power Pools covering New York, New Jersey, Pennsylvania, and Maryland often restrict the effective transfer capability to levels of 1,200 MW to 1,400 MW.

    The Interconnection has two phases. NEP's participation in both is approximately 18 percent. NEP and the other participants have entered into support agreements that end in 2020. Under the support agreements, NEP has agreed to guarantee its share of debt financing for the second phase. At March 31, 2000, NEP had guaranteed approximately $20 million of project debt. NEP's rights and obligations under its support agreements were transferred to PG&E Gen upon completion of the sale of NEP's nonnuclear generating business, but NEP remains an obligor in the event of PG&E Gen nonperformance (see the Industry Restructuring section of the 1999 NEP Annual Report and the NEP Transition Report for the period January 1, 2000 to March 31, 2000).

Nuclear Generation Properties

    On September 1, 1998, NEP and its affiliate Narragansett, completed the sale of substantially all of their nonnuclear generating business to PG&E Gen. NEP also plans to seek offers to buy its operating nuclear generating interests. For more information regarding the sale of operating generating units, see Nuclear Units, page __.

Nuclear Units

    General

    NEP has interests in six nuclear units. Three of the units have been permanently shut down. The remaining three are currently operating.

    NEP is a stockholder of Yankee Atomic Electric Company ("Yankee Atomic"), Vermont Yankee Nuclear Power Corporation ("Vermont Yankee"), Maine Yankee Atomic Power Company ("Maine Yankee"), and Connecticut Yankee Atomic Power Company ("Connecticut Yankee"). Each of these companies (collectively referred to as the "Yankee Companies") owns a single nuclear generating unit. The stockholders of three of the Yankee Companies (Vermont Yankee, Maine Yankee, and Connecticut Yankee) have agreed, subject to regulatory approval, to provide capital requirements in the same proportion as their ownership percentages of the particular Yankee Company. NEP also has power contracts with each Yankee Company that require NEP to pay an amount equal to its share of total fixed and operating costs (including decommissioning costs) of the plant plus a return on equity. Yankee Atomic, Connecticut Yankee, and Maine Yankee have permanently ceased operations. NEP purchases the output of the Vermont Yankee plant in the same percentage as its stock ownership, less small entitlements taken by municipal utilities.

    In addition, NEP is a joint owner of the Millstone 3 nuclear generating unit in Connecticut and the Seabrook Nuclear Generating Station Unit 1 ("Seabrook 1") nuclear generating unit in New Hampshire. Millstone 3 and Seabrook 1 are operated by subsidiaries of Northeast Utilities ("NU"). NEP pays its proportionate share of costs and receives its proportionate share of output from Millstone 3 and Seabrook 1. Listed below is certain information on each nuclear plant in which NEP has an ownership interest.

    Montaup held an ownership interest of 4% in Millstone 3 and an equity investment of 4.5% in Yankee Atomic, 2.5% in Vermont
Yankee, 4% in Maine Yankee, and 4.5% in Connecticut Yankee. These interests are included in the information set out below.

    Under restructuring settlement agreements approved by regulators in Massachusetts, New Hampshire and Rhode Island, NEP has agreed to attempt to divest its interest in the three operating nuclear generating units.

Operating Nuclear Units

     The Company has minority interests in three operating nuclear generating units which the Company is engaged in efforts to divest: Vermont Yankee, Millstone 3, and Seabrook 1. Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, have increased in recent years and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased Nuclear Regulatory Commission (NRC) scrutiny. The Company performs periodic economic viability reviews of operating nuclear units in which it holds ownership interests. Until such time as the Company divests its operating nuclear interests, the Company will share with customers, through the CTC, 80 percent of the revenues and operating costs related to the units, with shareholders retaining the balance.

     Vermont Yankee

          The following tables summarize the interests of the Company, and of Montaup (effective with the EUA merger), in the Vermont
Yankee Nuclear Power Corporation as of March 31, 2000:


               The Company's Interest
                                (millions of dollars)
               ----------------------------------------------
     Equity                            Net     Estimated             Decommissioning
Ownership       Equity          Plant   Decommissioning                       Fund         License
  Interest (%)         Investment          Assets Cost (in 1999$)                      Balance       Expiration
  ------------         ----------          ------ ---------------                      -------       ----------
20                      $11            $33        $86                $43             2012

                                Montaup's Interest
                                (millions of dollars)
               ----------------------------------------------
     Equity                            Net     Estimated             Decommissioning
Ownership       Equity          Plant   Decommissioning                       Fund         License
  Interest (%)         Investment          Assets Cost (in 1999$)                      Balance       Expiration
  ------------         ----------          ------ ---------------                      -------       ----------
       2.5              $1             $4         $11                          $5             2012


In November 1999, the Vermont Yankee Nuclear Power Corporation entered into an agreement with AmerGen Energy Company (AmerGen), a joint venture between PECO Energy and British Energy, to sell the assets of Vermont Yankee. Under the terms of the agreement, after a Vermont Yankee contribution toward the plant's decommissioning trust fund, AmerGen will take over the fund and assume responsibility for the actual cost of decommissioning the plant. The agreement also requires the existing power purchasers (including the Company) to continue to purchase the output of the plant or to buy out of the purchased power obligation. In November 1999, the Company signed an agreement to buy out of its obligation, requiring future payments which will be recovered through the Company's CTC. The Company has recorded an accrued liability and an offsetting regulatory asset of $80 million for its share of future liabilities related to Vermont Yankee, including the purchased power contract termination payment obligation, but excluding interest and a return allowance. The proposed sale is contingent upon regulatory approvals by the NRC, the Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935 (1935 Act), and the Vermont Public Service Board (VPSB), among others. The Vermont Public Service Department has identified several issues that must be resolved to its satisfaction for it to support the VPSB's approval of the sale.

Millstone 3

In August 1997, the Company sued Northeast Utilities (NU) in Massachusetts Superior Court for damages, alleging that NU engaged in tortious conduct that caused the shutdown of Millstone 3, which is operated by a subsidiary of NU. The Company's claim for damages included the costs of replacement power during the outage, costs necessary to return Millstone 3 to safe operation, and other additional costs. Most of the Company's incremental replacement power costs have been recovered from customers, either through fuel adjustment clauses or through provisions in the Settlement Agreements.

In August 1997, the Company also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages for breach of obligations under an agreement with the Company and others regarding the operation and ownership of Millstone 3. In July 1998, Millstone 3 returned to full operation after being shut down for more than two years.

In November 1999, the Company executed an agreement which settled the litigation and arbitration. Under the settlement agreement, the NU companies paid the Company $23.7 million and paid Montaup $7.8 million. The settlement also includes an agreement by NU to include the Company's and Montaup's share of Millstone 3 in an auction of NU's share of the unit. Upon the closing of the sale, NU will pay the Company and Montaup a combined total of $25 million, regardless of the actual sale price, and reimburse the Company and Montaup for any capital expenditures in excess of pre-budgeted levels incurred after October 1999. The Company and Montaup will also be reimbursed for fuel procurement expenditures which increase net nuclear fuel account balances above current balances. The settlement also requires NU to indemnify the Company and Montaup and assume any residual liabilities resulting from the sale, including any requirements that the sellers continue to purchase output from the unit. In addition, the settlement requires NU to pay the Company and Montaup an additional combined total of $1 million per month for every month beyond April 1, 2001 that the closing does not occur. The auction process is being conducted by the CDPUC and is ongoing. Amounts received pursuant to a sale will, after reimbursement of the Company's transaction costs and net investment in Millstone 3, be credited to customers.

Seabrook 1

As part of its restructuring settlement with the State of New Hampshire, Public Service Company of New Hampshire (PSNH), through its affiliate, North Atlantic Energy Corporation (NAEC), has committed to seek New Hampshire Public Utilities Commission (NHPUC) approval of a definitive plan to sell, via public auction, its share of Seabrook 1, with such sale to occur no later than December 31, 2003. NAEC is the majority owner of the plant with a 35.98 percent interest and is also the plant operator. As part of its settlement, PSNH has also agreed to make all reasonable efforts to bundle its interests with those of other owners (including the Company) seeking to sell their interests. This would allow for an auction of a majority interest. The NHPUC granted conditional approval of the settlement on April 19, 2000. The New Hampshire legislature approved the necessary legislation on May 31, 2000. Final resolution by the NHPUC approving the settlement in compliance with the legislation is expected this summer.

Nuclear Units Permanently Shut Down

     Three regional nuclear generating companies in which the Company has a minority interest own nuclear generating units that have been permanently shut down. These three units, including Montaup's portion effective with the EUA merger, are as follows:

                                                            Future
                           The Company's                 Estimated
                           Investment                     Billings to
                           as of 3/31/00     Date        the Company
Unit                     %     $(millions)                 Retired                $(millions)
-----------------------------------------------------------------
Yankee Atomic                    30            4            Feb 1992           4
Connecticut Yankee               15           16            Dec 1996          60
Maine Yankee                     20           15            Aug 1997         124

                                                            Future
                            Montaup's                     Estimated
                           Investment                     Billings
                           as of 3/31/00     Date         to Montaup
Unit                     %     $(millions)                 Retired                $(millions)
-----------------------------------------------------------------
Yankee Atomic                   4.5            1            Feb 1992           1
Connecticut Yankee              4.5            5            Dec 1996          19
Maine Yankee                    4.0            3            Aug 1997          26


     In the case of each of these units, the Company has recorded a liability and an offsetting regulatory asset reflecting the estimated future billings from the companies. In a 1993 decision, the FERC allowed Yankee Atomic to recover its undepreciated investment in the plant, including a return on that investment, as well as unfunded nuclear decommissioning costs and other costs. Maine Yankee recovers its costs, including a return, in accordance with settlement agreements approved by the FERC in May 1999. Connecticut Yankee filed a similar request with the FERC, to which several parties intervened in opposition arguing that Connecticut Yankee was entitled to recover only those costs directly related to decommissioning, but should not recover any remaining unamortized investment or return on equity. In August 1998, a FERC Administrative Law Judge (ALJ) issued an initial decision which would allow for full recovery of Connecticut Yankee's unrecovered investment, but precluded a return on that investment. Connecticut Yankee, the Company, and other parties filed with the FERC exceptions to the ALJ's decision. Should the FERC uphold the ALJ's initial decision in its current form, the Company's share (including Montaup's) of the loss of the return component would total approximately $16 million to $20 million before taxes for the entire recovery period. In April 2000, a settlement was reached among Connecticut Yankee, the Connecticut Department of Public Utility Control (CDPUC), the Office of Consumer Counsel (OCC), and the Connecticut Municipal Electric Cooperative. The settlement resolves all issues in the case, except the OCC has reserved its right to appeal recovery of any costs other than decommissioning. Billings will be reduced prospectively. There will be no refund of any amounts collected up to the effective date of the settlement. Connecticut Yankee had reserved for potential refunds and will be reversing that reserve. Prospectively, Connecticut Yankee has agreed to reduce annual collections for decommissioning through the use of its pre-1983 spent fuel trust funds and to limit its return on equity to 6 percent. In addition, Connecticut Yankee has pursued litigation against the Department of Energy to assume financial responsibility for storage of spent nuclear fuel and has agreed to pass to ratepayers any recovery after litigation expenses. The settlement is pending before the FERC.

     A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

     Under the provisions of the Settlement Agreements, the Company recovers all costs, including shutdown costs, that the FERC allows these Yankee companies to bill to the Company.

     Maine Yankee had hired Stone & Webster, Inc., an engineering, construction, and consulting company, as the principal contractor to decommission the unit. Stone & Webster recently announced plans to file for Chapter 11 bankruptcy protection due to financial difficulties. Stone & Webster also announced that it has negotiated the sale of substantially all of its assets. In May 2000, Maine Yankee terminated its long-term contract with Stone & Webster and negotiated an arrangement with Stone & Webster to continue work until June 2000. On June 2, 2000, Stone & Webster filed for Chapter 11 bankruptcy protection. Maine Yankee is considering its options for decommissioning the unit beyond June 30, 2000. At this time, the Company is unable to determine the potential impact, if any, of this development.

     Nuclear Decommissioning

     The Company is liable for its share of decommissioning costs for Millstone 3, Seabrook 1, and all of the Yankees. Decommissioning costs include not only estimated costs to decontaminate the units as required by the NRC, but also costs to dismantle the uncontaminated portion of the units. The Company records decommissioning costs on its books consistent with its rate recovery. The Company is recovering its share of projected decommissioning costs for Millstone 3 and Seabrook 1 and these costs are recorded as depreciation expense. In addition, the Company is paying its portion of projected decommissioning costs for all of the Yankees through purchased power expense. Such costs reflect estimates of total decommissioning costs approved by the FERC.

     In New Hampshire, legislation was enacted in 1998 which makes owners of Seabrook 1, in which the Company owns a 10 percent interest, proportional guarantors for decommissioning costs in the event that an owner without a franchise service territory fails to fund its share of decommissioning costs. Currently, a single owner of an approximate 15 percent share of Seabrook 1 has no franchise service territory. The impact of this legislation to the Company is not considered material to its financial position or results of operation.

     The Nuclear Waste Policy Act of 1982 establishes that the federal government (through the DOE) is responsible for the disposal of spent nuclear fuel. The federal government requires the Company to pay a fee based on its share of the net generation from the Millstone 3 and Seabrook 1 nuclear generating units. Prior to 1998, the Company recovered this fee through its fuel clause. Under the Settlement Agreements, substantially all of these costs are recovered through CTCs. Similar costs are billed to the Company by Vermont Yankee and are also recovered from customers through CTCs. In 1997, ruling on a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the U.S. Court of Appeals for the District of Columbia held that the DOE was obligated to begin disposing of utilities' spent nuclear fuel by January 1998. The DOE failed to meet this deadline and is not expected to have a temporary or permanent repository for spent nuclear fuel before 2010, at the earliest. Many utilities, including Yankee Atomic, Connecticut Yankee, and Maine Yankee, are plaintiffs in on-going litigation related to the DOE's failure to accept spent nuclear fuel.

     Decommissioning Trust Funds

     Each nuclear unit in which the Company and Montaup have an ownership interest has established a decommissioning trust fund or escrow fund into which payments are being made to meet the projected costs of decommissioning. The tables below list information on the operating nuclear plants in which the Company and Montaup are joint owners.


                The Company's share of (millions of dollars)
                --------------------------------------------
                                                   Decommissioning
             The Company's    Net        Estimated      Fund
                OwnershipPlant AssetsDecommissioning   Balances*      License
Unit         Interest (%)(at 3/31/00)        Cost (in 1999 $)          (at 3/31/00)     Expiration
----------------------------------------------------------------------------------------
Millstone 3         12         12**          76             23          2025
Seabrook 1          10         14**          56             13          2026

                  Montaup's share of (millions of dollars)
                --------------------------------------------
                                                   Decommissioning
             The Company's    Net        Estimated      Fund
                OwnershipPlant AssetsDecommissioning   Balances*      License
Unit         Interest (%)(at 3/31/00)        Cost (in 1999 $)          (at 3/31/00)     Expiration
----------------------------------------------------------------------------------------
Millstone 3          4          4**          25              8          2025

 *Certain additional amounts are anticipated to be available through tax deductions.
**Represents post-December 1995 spending including nuclear fuel. For further information, refer to Note C.

     There is no assurance that decommissioning costs actually incurred will not substantially exceed the estimated amounts. For example, decommissioning cost estimates assume the availability of permanent repositories for both low-level and high-level nuclear waste; those repositories do not currently exist. The temporary low-level repository located in Barnwell, South Carolina will gradually become unavailable to units other than Connecticut Yankee and Millstone 3. If any of the operating units were shut down prior to the end of their operating licenses, which the Company believes is likely, the funds collected for decommissioning to that point would be insufficient. Under the Settlement Agreements, the Company will recover decommissioning costs through CTCs.

Nuclear Fuel Supply

     The utilities responsible for the fuel supply for these operating nuclear units are not experiencing any difficulties in obtaining commitments for the supply of each element of the nuclear fuel cycle.

Purchased Power Transfer Agreement

     As part of the sale of NEP's nonnuclear generating business to PG&E Gen on September 1, 1998, NEP signed a purchased power transfer agreement through which PG&E Gen purchased NEP's entitlement to approximately 1,100 MW of power procured under long-term contracts. For more information, see the Industry Restructuring section of the 1999 NEP Annual Report, and the NEP Transition Report for the period January 1, 2000 to March 31, 2000.

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

     For more information, see Industry Restructuring section of the 1999 NEP Annual Report, and the NEP Transition Report for the period January 1, 2000 to March 31, 2000; Rates, page 4; Nuclear
Units, page 9; and Environmental Requirements, page 18.

Environmental Requirements

     Existing Operations

     NEP is subject to federal, state, and local environmental regulation of, among other things, wetlands and flood plains; air and water quality; storage, transportation, and disposal of hazardous wastes and substances; underground storage tanks; and land-use. Upon completion of the sale of substantially all of NEES' nonnuclear generating business to PG&E Gen, PG&E Gen assumed responsibility for environmental conditions at the Sellers' nonnuclear generating stations (see the Industry Restructuring section of the 1999 NEP Annual Report, and the NEP Transition Report for the period January 1, 2000 to March 31, 2000.)

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

     Hazardous Substances

     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. For more information regarding sites for which NEP has been named as potentially responsible parties, other sites, a settlement agreement covering rate recovery of certain remediation costs, and reserves, see Note D of the Notes to the Financial Statements of both the NEP 1999 Annual Report, and the NEP Transition Report for the period January 1, 2000 to March 31, 2000.

     Nuclear

    The NRC, along with other federal and state agencies, has extensive regulations pertaining to environmental aspects of nuclear reactors. Safety aspects of nuclear reactors, including design controls and inspection programs to mitigate any possibility of nuclear accidents and to reduce any damages therefrom, are also subject to NRC regulation. See Nuclear Units, page 9.

                    CONSTRUCTION AND FINANCING

    NEP's estimated construction expenditures (including nuclear fuel) are shown below for the fiscal years ended March 2001 through 2003.

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

                                Estimated Construction Expenditures
                                     for the years ended March
                                -----------------------------------
                                  2001   2002    2003    Total
                                  ----   ----    ----    -----
                                    ($ in Millions - excluding AFDC)


Nuclear Generation (1)                       10             10            10             30
Transmission                                 45             45            40            130
                                           ----           ----          ----           ----
  Total NEP                                  55             55            50            160
                                           ----           ----          ----           ----

(1)                                  Includes nuclear fuel.

Financing

    All of NEP's construction expenditures during the fiscal years ended March 2001 through March 2003 are expected to be financed by internally generated funds.

    NEP's general practice has been to finance construction expenditures in excess of internally generated funds initially by issuing unsecured short-term debt. This short-term debt is subsequently reduced through sales of long-term debt securities and through capital contributions from its parent.

    The ability of NEP to issue short-term debt is limited by the need to obtain regulatory approval from the SEC under the 1935 Act and from the New Hampshire Public Utilities Commission. The following table summarizes the short-term debt amounts for which regulatory approval has been granted at March 31, 2000, and the amount of outstanding short-term debt and lines of credit and standby bond facilities at such date.

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


    NEP and certain affiliates, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies which invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At March 31, 2000, NEP had no moneypool borrowings outstanding.

                        EXECUTIVE OFFICERS

    The Treasurer is elected by the stockholders to hold office until the next annual meeting of stockholders and until the successor is duly chosen and qualified. The other executive officers are elected by the Board of Directors to hold office subject to the pleasure of the directors and until the first meeting of directors after the next annual meeting of stockholders and until their successors are duly chosen and qualified. Certain officers of NEP are, or at various times in the past have been, officers and/or directors of the affiliated companies with which NEP has entered into contracts and had other business relations. The list below is as of June 1, 2000.

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

    Marc F. Mahoney - Age: 46- Elected Vice President in 2000 -
    Vice President, Field Operations for EUA from 1997 to 2000 -
    Director, Transmission and Distribution for EUA from 1995 to
    1997.

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

    Terry L. Schwennesen - Age: 44 - Elected Vice President in 2000 - Associate General Counsel of Mass. Electric 1999 to 2000 - Director of Rates for Service Company from 1998 to 1999 - Manager of Rates during 1998 - Manager of Wholesale Rates until 1998.

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

    Separately, Norwood filed suit in Federal District Court (District Court) in April 1997 alleging that NEP's divestiture violated the terms of the 1983 power contract and contravened antitrust laws. The District Court dismissed the lawsuit. On appeal, the First Circuit Court of Appeals (First Circuit) also consolidated appeals Norwood made from FERC's orders approving the divestiture, the wholesale rate settlement between NEP and its distribution affiliates, and the CTC tariff amendment. On February 2, 2000, the First Circuit dismissed Norwood's appeal from the FERC orders and dismissed its appeal from all but one of Norwood's District Court claims, which relates to the creation of generation market power. On February 28, 2000, and March 3, 2000, respectively, the First Circuit denied Norwood's petition for further review of its District Court claims decision and its decision on the FERC orders. On May 30, 2000, Norwood petitioned the US Supreme Court for review of the First Circuit decisions.

    Norwood has also appealed a 1999 FERC decision that rejected Norwood's challenge to the calculation of the CTC based on the term of the 1983 power contract. On June 12, 2000, Norwood moved to amend its complaint to reassert a claim for rescission with respect to NEP's divestiture. NEP has filed a motion to dismiss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 25, 2000, a Special Meeting of Shareholders was held.

    By unanimous vote of the 3,749,896 shares present out of 3,765,568 total shares having general voting rights:

1. The Company's Articles of Organization and By-Laws were amended to delete provisions relating to Dividend Series
    Preferred Stock and Preferred Stock-Cumulative.

2.  The Company's capital stock was decreased by 2,262,500
    shares of Dividend Series Preferred Stock and 6,879,440 shares of Preferred Stock-Cumulative.

3. The Company's By-laws were amended to add provisions for a Nuclear Committee which has delegated authority over most matters regarding the Company's ownership in nuclear generating units.

4. The Company's By-laws were amended to require that all officers and directors of the Company be US citizens so long as the Company is a licensee of an operating nuclear generating unit.

5.  The number of directors was increased from four to seven.

6.  The following were elected as directors:

          Cynthia A. Arcate
          L. Joseph Callan
          Philip R. Sharp

7. To approve the merger of Montaup Electric Company into the Company.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

    The information required by this item is not applicable as the common stock of NEP is held solely by National Grid USA. Information pertaining to payment of dividends and restrictions on payment of dividends is incorporated herein by reference to the NEP 1999 Annual Report and the NEP Transition Report for the period January 1, 2000 to March 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to Selected Financial Information, Note K of both the NEP 1999 Annual Report and the NEP Transition Report for the period January 1, 2000 to March 31, 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is incorporated herein by reference to the Financial Review section of the NEP 1999
Annual Report and the NEP Transition Report for the period
January 1, 2000 to March 31, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

    The information required by this item is incorporated herein by reference to the Risk Management section of the NEP 1999
Annual Report and the NEP Transition Report for the period
January 1, 2000 to March 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated herein by reference to the financial statements and Notes to Financial
Statements in the NEP 1999 Annual Report and the NEP Transition
Report for the period January 1, 2000 to March 31, 2000.

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

    The list below is as of June 1, 2000

    L. Joseph Callan - Age: 52 - Elected Director in 2000 -
    Consultant since 1998 - Several positions at the NRC, including Regional Administrator and Executive Director of
    Operations, from 1979 to 1998.

    Peter G. Flynn* - Elected Director in 1999.

    Michael E. Jesanis* - Elected Director in 2000 - Directorships of National Grid USA Companies: EUA Bioten, Inc., EUA Energy Investment Corporation, EUA Ocean State Corporation, Granite State Electric Company, Massachusetts Electric Company, Nantucket Electric Company, National Grid USA, National Grid USA Service Company, Inc., NEES Communications, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc. and New England Power Company.

    Cheryl A. LaFleur* - Director since 1995. Directorships of National Grid USA companies: AllEnergy Fuels Corp., EUA Bioten, Inc., EUA Cogenex Corporation, EUA Cogenex West Corporation, EUA Energy Investment Corporation, EUA Ocean State Corporation, Granite State Electric Company, Granite State Energy, Inc., Massachusetts Electric Company, Nantucket Electric Company, National Grid Transmission Services Corporation, National Grid USA, National Grid USA Service Company, Inc., NEES Communications, Inc., NEES Energy, Inc., NEES Telecommunications Corp., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Company, NEWHC, Inc., New England Wholesale Electric Company, Northeast Energy Management, Inc., and Wayfinder Group, Inc.

    Robert G. Powderly - Age: 53 - Elected Director in 2000 - Executive Vice President of EUA until 2000 - Directorships of National Grid USA Companies: EUA Bioten, Inc., EUA Cogenex Corporation, EUA Energy Investment Corporation, EUA Ocean State Corporation, National Grid USA, National Grid USA Service Company, Inc.

    Terry L. Schwewnnesen* - Elected Director in 2000.

    Richard P. Sergel* - Director since 1998. Director of National Grid Group, plc. Directorships of National Grid USA companies: EUA Bioten, Inc., EUA Cogenex Corporation, EUA Energy Investment Corporation, EUA Ocean State Corporation, Granite State Electric Company, Granite State Energy, Inc., Massachusetts Electric Company, Nantucket Electric Company, The Narragansett Electric Company, National Grid Transmission Services Corporation, National Grid USA, National Grid USA Service Company, Inc., NEES Communications, Inc., NEES Energy, Inc., NEES Telecommunications Corp., New England Energy Incorporated, New England Electric Transmission Corporation, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Company, NEWHC, Inc., and Wayfinder Group, Inc.

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

    Based solely on NEP's, review of the copies of such forms received by it, or written representations from certain reporting persons that such forms were not required for those persons, NEP believes that, during the first calendar quarter of 2000, all filing requirements applicable to its officers, directors, and 10 percent beneficial owners were complied with, with the exception that due to Company error a Form 3 for each of Messrs. Callan and Sharp was filed late.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The following table gives information with respect to all compensation (whether paid directly by NEP or billed to it as hourly charges) for services in all capacities for NEP for the first calendar quarter of 2000 and years 1997 through 1999 to or for the benefit of the Chief Executive Officer and the four other most highly compensated executive officers.

                                                NEP

                                         SUMMARY COMPENSATION TABLE

                                                     Long-Term
                          Annual Compensation (b)            Compensation
                          --------------------------    -------------------

                                            Other         Restricted         Securities
Name and                                    Annual       & Deferred          Under                    All Other
Principal                                   Compensa-    Share               Lying               LTIP      Compensa-
Position    Year      Salary      Bonus     tion         Awards         Options        Payouts   tion
(a)                   ($)(c)      ($)(c)    ($)(d)                 ($)            ($)       ($)(f)
----------  ----      -------     ------    ---------    ----------          ---------      -------   -------
Peter G.    2000(g)   40,997      107,889   2,050        0         36,473         118,615   90
Flynn       1999      154,707     74,812    3,616        30,220                        46,464    359
President   1998      57,838      29,383    1,151        12,176                        6,864          75
(Elected 1/99)

Alfred D.   2000(g)   11,110      35,204    653          0         0              59,146    99
Houston     1999      40,385      20,766    1,054        11,576                        20,235    219
Chairman    1998      49,236      32,804    1,137        18,677                        17,545    288
(Retired
3/31/00)

Cheryl A.   2000(g)   9,794          26,656   654            0               10,892         54,198    32
LaFleur     1999      36,268      17,321    1,278        7,871                              19,015    82
Vice        1998      32,922      18,509    1,258        8,562                              6,143          69
President   1997      85,555      93,340    3,311        1,832                              0         149

Masheed H.  2000(g)   32,745      63,412    1,637        0         16,023         54,855    103
Rosenqvist  1999      124,740     45,569    2,538        17,671                        0         412
Vice        1998      113,697     44,654    2,285        17,618                        0         366
President

James S.    2000(g)   31,811      62,966    1,625        0         14,458         53,878     42
Robinson    1999      115,920     42,415    2,693        16,405                        22,018    167
Vice        1998      108,205     39,143    2,510        17,734                        13,641    149
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

             As of December 31, 1999, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Flynn 3,691 shares, $191,009 value; Mr. Houston 19,545 shares, $1,011,454 value; Ms. LaFleur 8,306 shares, $429,836 value; Ms. Rosenqvist 376 shares, $19,458 value; and Mr. Robinson 131 shares, $6,779 value. The value was calculated by multiplying the closing market price on December 31, 1999 by the number of shares. These shares were cashed out as a result of the merger with National Grid.

(f) Includes NEP contributions to life insurance. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by NEP.

(g)          Information is for the first calendar quarter of 2000 only.

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

    Mr. Houston's employment was terminated in accordance with the merger agreement. Therefore, Mr. Houston is receiving the benefits listed in the preceding paragraph. Also pursuant to the merger agreement with National Grid, National Grid and National Grid USA entered into a consulting contract with Mr. Houston. The consulting contract is for a term of two years and provides for payments to Mr. Houston of $200,000 per year.

    Upon a change in control a participant in the deferred compensation plan has the option of receiving a full distribution of the participant's cash and share accounts and the actuarial value of future benefits from the insurance related benefits under a prior plan, all less 10 percent.

    NEES's bonus plans, including the incentive compensation plans, the Incentive Thrift Plan, and the Goals Program, provided for payments equal to the average of the bonuses for the three prior years in the event of a Change of Control. These payments would be made in lieu of the regular bonuses for the year in which the Change in Control occurs. These payments were triggered upon the merger with National Grid and are reflected in the Summary Compensation Table in the bonus column for 2000. The Long-Term Performance Share Award Plan provided for a cash payment equal to the value of the performance shares in the participants' account times the average target achievement percentage for the Incentive Thrift Plan for the three prior years. This payment was triggered upon the merger with National Grid and is reflected in the Summary Compensation Table in the LTIP Payouts column for 2000. The Retirees Health and Life Insurance Plan has provisions preventing changes in benefits adverse to the participants for three years following a Change in Control.

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

    Mr. Houston's plan differed and under the terms of the plan he has elected to receive an annuity income equal to 22.5 percent of 1998 annual salary plus 40 percent of final annual salary. The life insurance is reduced over 15 years to an amount equal to his final annual salary.

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

    Stock Option Plan

    For description, please see the Option Grants During
Transition Period table.


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


                  OPTION GRANTS DURING TRANSITION PERIOD
                  --------------------------------------



                                           Potential Realizable
                                           Value At Assumed
                                           Annual Rates Of Stock
             Individual Grants                  Price Appreciation
                                           For Option Term
        ----------------------------------------------------------------------------

                            Percent Of
                  Number Of Options
                  Securities     Granted
                  Underlying     To        Exercise
                  Option    Employees Of Base   Expi-
                  Granted   In Fiscal Price          ration
Name                   (#)       Year      ($/Sh)    Date      5%($)          10% ($)
(a)                    (b)       (c)       (d)       (e)       (f)       (g)
------------------------------------------------------------------------------------------------
Peter G. Flynn         36,473    40%       8.97      3/31/2010 205,749   521,408
Alfred D. Houston      0          0%       8.97      3/31/2010       0         0
Cheryl A. LaFleur      10,892    12%       8.97      3/31/2010  61,441   155,705
Masheed H. Rosenqvist  16,023    18%       8.97      3/31/2010  90,389   229,063
James S. Robinson      14,458    16%       8.97      3/31/2010  81,560   206,690


   On March 31, 2000, National Grid granted stock options to certain executives, including officers named in the Summary Compensation Table. The exercise price is $8.97 (the mid market price on the day before the grant of the options) per share of National Grid stock. The options are not vested for 3 years and lapse after 10 years. The number of stock options granted was a multiple of base pay ranging from 1 to 3 times base pay. None of the options may be exercised if National Grid earnings per share growth does not exceed inflation on a rolling three year basis (EPS Exceeds Inflation) by 5.99%. Fifty percent of the options may be exercised if EPS Exceeds Inflation by 6 to 8.99% and 100% may be exercised if EPS Exceeds Inflation by 9% or more.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   National Grid USA owns 99.57 percent of the voting securities of NEP.

   The following table lists the holdings of National Grid American Depositary Receipts (ADRs) as of June 1, 2000 by the directors, the executive officers named in the Summary Compensation Table, and all directors and executive officers of the Company, as a group. All of the ADRs are held through the Incentive Thrift Plan described above.


Name                        ADRs Beneficially Owned

L. Joseph Callan                     0
Peter G. Flynn                        2,715
Alfred D. Houston                   47
Michael E. Jesanis                       81
Cheryl A. LaFleur                   76
Robert G. Powderly                       21
James S. Robinson                  245
Masheed H. Rosenqvist               40
Terry L. Schwennesen                37
Richard P. Sergel                   74
Philip R. Sharp                      0

All directors and
executive officers,
as a group (15 persons)               3,460


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

(3)      (a)   Articles of Organization as amended through June 25, 1987
               (Exhibit 3(a) to 1988 Form 10-K, File No. 0-1229).  Articles of
               Amendment dated January 27, 1998 (Exhibit B.18.a to National Grid
               USA 1999 Form U-5-S, File No. 30-33); Articles of Amendment dated
               February 25, 2000 (filed herewith).

         (b) By-laws of the Company as amended April 19, 2000 (Filed herewith).

(10)     Material Contracts

         (a) Boston Edison Company et al. and the Company: Amended REMVEC Agreement dated August 12, 1977 (Exhibit 5-4(d), File No. 2-61881).

              (i) Boston Edison Company et al. and the Company: REMVEC II Agreement dated on or about July 1, 1997 (Exhibit 10(a)(I) to NEES' 1997 Form 10- K, File No. 1-3446).

         (ii) Boston Edison Company et al. and the Company: Security Analysis Services Agreement dated on or about July 1, 1997 (Exhibit 10(a)(ii) to NEES' 1997 Form 10-K, File No. 1-
                   3446).

         (b)  The Connecticut Light and Power Company et al. and the Company:
              Sharing Agreement for Joint Ownership, Construction and Operation of Millstone Unit No. 3 dated as of September 1, 1973, and Amendment dated as of August 1, 1974 (Exhibit 10-5, File No. 2-52820); Amendments dated as of December 15, 1975 and April 1, 1986 (Exhibit 10(b) to NEES' 1990 Form 10-K File No. 1-3446). Transmission Support Agreement dated August 9, 1974; Instrument of Transfer to the Company with respect to the 1979 Connecticut Nuclear Unit, and Assumption of Obligations, dated December 17, 1975 (Exhibit 10-6(b), File No. 2-57831).

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

       (d)    Maine Yankee Atomic Power Company et al. and the Company:
              Capital Funds Agreement dated May 20, 1968 and Power Purchase Contract dated May 20, 1968 (Exhibit 4-5, File No. 2-29145); Amendments dated as of January 1, 1984, March 1, 1984 (Exhibit 10(d) to NEES' 1983 Form 10-K, File No. 1-3446); October 1, 1984, and August 1, 1985 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); Stockholders Agreement dated May 20, 1968 (Exhibit 10-20; File No. 2-34267); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); 1997 Amendatory Agreement dated as of August 6, 1997 (Exhibit 10(d) to NEES' 1997 Form 10-K, File No. 1-3446).

        (e) Mass. Electric and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated June 22, 1983 (Exhibit 10(b) to Mass. Electric's 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(e) to 1993 Form 10-K, File No. 0-1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective July 1, 1996 and, Amendment to Service Agreement dated as of February 1, 1997 (Exhibit 10(e) to 1997 Form 10-K, File No. 1-3446); Supplement to Amendment to Service Agreement dated as of March 1, 1998; (Exhibit 10(e) to 1998 Form 10-K, File No. 1-3446); Supplement to Service Agreement effective December 31, 1999 (Exhibit 10(e)to 1999 Form 10-K, File No. 1-
              6564).

        (f) The Narragansett Electric Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated
              July 26, 1990 (Exhibit 4(f) to New England Power Company's 1990 Form 10-K, File No. 0-1229). Amendment of Service Agreement dated July 24, 1991 (Exhibit 10(f) to 1991 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 Form 10-K, File No. 0-1229);
              Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective January 1, 1995 (Exhibit 10(f) to 1995 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective October 30, 1995 and, Amendment to Service Agreement dated as of February 1, 1997 (Exhibit 10(f) to 1997 Form 10-K, File No. 1-3446); Supplement to Amendment to Service Agreement dated as of December 31, 1998 (Exhibit 10(f) to 1998 Form 10-K, File No. 1-3446); Supplement to Service Agreement effective December 31, 1999 (Exhibit 10(f) to 1999 Form 10-K, File No. 1-6564).

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

        (i) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977 (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 NEES Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 NEES Form 10-K, File No. 1-3446). Amendment dated as of September 1, 1997 and Amendment dated as of November 15, 1997 (Exhibit 10(i) to 1997 NEES Form 10-K, File No. 1-3446); Second Restated New England Power Pool Agreement as amended through the Fifty-first Agreement amending the New England Power Pool Agreement issued on December 30, 1999 (Exhibit 10(i) to 1999 Form 10-K, File No. 1-6564).

        (j) New England Power Service Company and the Company: Specimen of Service Contract (Exhibit 10(l) to 1994 Form 10-K, File No. 0-
              1229).

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

        (n)   Vermont Yankee Nuclear Power Corporation et al. and the
              Company: Capital Funds Agreement dated February 1, 1968, Amendment dated March 12, 1968 and Power Purchase Contract dated February 1, 1968 (Exhibit 4-6, File No. 2-29145); Amendments dated as of June 1, 1972, April 15, 1983 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 0-1229) and April 24, 1985 (Exhibit 10(n) to NEES' 1985 Form 10-K, File No. 1-3446);
              Amendment dated as of June 1, 1985 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229); Amendments dated May 6, 1988 (Exhibit 10(n) to 1988 Form 10-K, File No.0-1229); Amendment dated as of June 15, 1989 (Exhibit 10(k) to 1989 NEES Form 10-K, File No. 1-3446); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 5, 1981 (Exhibit 10(j) to NEES' 1981 Form 10-K, File No. 1-3446); 1999 Amendatory Agreement dated as of November 17, 1999 and 1999 Restated Amendatory Agreement dated as of November 17, 1999 (Exhibit 10(n) to 1999 Form 10-K, File No. 1-6564).

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

        *(p) New England Electric Companies' Deferred Compensation Plan as amended through February 28, 1998 (Exhibit 10(l) to NEES' 1998 Form 10-K, File No. 1-3446); Amendments effective as of March 1, 1999 and September 1, 1999 (Exhibit 10(p) to 1999 Form 10-K, File No. 1-6564).

        *(q) New England Electric System Companies Retirement Supplement Plan as amended through June 1, 1996 (Exhibit 10(n) to NEES' 1996 Form 10-K, File No. 1-3446); Amendment dated as of March 1, 1999 (Exhibit 10(q) to 1999 Form 10-K, File No. 1-6564).

        *(r) New England Electric Companies' Executive Supplemental Retirement Plan I as amended through December 11, 1998 (Exhibit 10(n) to NEES' 1998 Form 10-K, File No. 1-3446); Amendment dated as of March 1, 1999 (Exhibit 10(r) to 1999 Form 10-K, File No. 1-6564).

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

        *(y) New England Electric Companies' Incentive Share Plan as amended through February 24, 1997 (Exhibit 10(w) to NEES' 1996 Form 10-K, File No. 1-3446); Amendment dated as of March 1, 1999
              Exhibit 10(y) to 1999 Form 10-K, File No. 1-6564).

       *(z) Forms of Severance Protection Agreement (Exhibit 10(z) to NEES' 1996 Form 10-K, File No. 1-3446). Forms of Severance Protection Agreements (Exhibit 10(y) to NEES' 1998 Form 10-K, File No. 1-3446).

        *(aa) New England Electric Companies' Long-Term Performance
              Share Award Plan amended through August 25, 1998 (Exhibit 10(w) to NEES' 1998 Form 10-K, File No. 1-3446); Amendment dated as of March 1, 1999 (Exhibit 10(aa) to 1999 Form 10-
                   K, File No. 1-6564).

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

        (ee)  USGen New England Contracts

                    (i) Asset Purchase Agreement among the Company, The Narragansett Electric Company and, USGen New England, Inc. dated as of August 5, 1997 (Exhibit 2 to NEES' Form 10-Q for period ended September 30, 1997, File No. 1-3446); Amendment No. 1 dated as of September 25, 1997, Amendment No. 2 dated as of October 29, 1997, Amendment No. 3 dated as of August 5, 1997, Amendment No. 4 dated as of September 1, 1998 (Exhibit 10(ee)(i) to 1999 Form 10-K, File No. 1-
                          6564).

                    (ii) Wholesale Sales Agreement between the Company and USGen New England, Inc. dated as of August 5, 1997 (Exhibit 10(gg)(ii) to 1997 Form 10-K, File No. 1-
                          6564); Amendment No. 1 dated as of September 25, 1997, Amendment No. 2 dated as of September 1, 1998 (Exhibit 10(ee)(ii) to 1999 Form 10-K, File No. 1-
                          6564).

                    (iii) PPA Transfer Agreement between the Company and USGen
                          New England, Inc. dated as of August 5, 1997 (Exhibit 10(gg)(iii) to 1997 Form 10-K, File No. 1-6564).

                    (iv) Form of PSA Performance Support Agreement between the Company, USGen New England, Inc., and each of the following; North Attleboro Electric Department, Groton Electric Light Department, Middleton Municipal Electric Department, Hingham Municipal Lighting Plant, Town of Holden Municipal Light Department, Unitil Power Corp. (Salem Harbor), Unitil Power Corp. (Ocean State), Bangor Hydro- Electric Company, Montaup Electric Company, Central Vermont Public Service Corporation, Braintree Electric Light Department, Littleton Electric Light Department, Massachusetts Government Land Bank, Reading (MA) Municipal Light Department, Shrewsbury Electric Light Plant, Taunton Municipal Light Plant, and Vermont Electric Company, dated as of August 5, 1997 (Exhibit 10(gg)(iv) to 1997 Form 10-K, File No. 1-6564).

                    (v) Quebec Interconnection Transfer Agreement between the Company, The Narragansett Electric Company, and USGen New England, Inc. dated as of September 1, 1998 (Exhibit 10(ee)(v) to 1999 Form 10-K, File No. 1-
                          6564).

        * Compensation related plan, contract, or arrangement.

        (13) The Transition Report to Stockholders for the transition period from January 1, 2000 to March 31, 2000 (filed herewith).

        (21) Subsidiary list (filed herewith).

        (24) Power of Attorney (filed herewith).

        (27) Financial Data Schedule (filed herewith).

Reports on Form 8-K

    NEP filed no reports on Form 8-K during the transition period.

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

(Signature and Title)

Principal Executive Officer

s/Peter G. Flynn

Peter G. Flynn
President

Principal Financial Officer

s/John G. Cochrane

John G. Cochrane
Treasurer

Principal Accounting Officer

s/Kwong O. Nuey

Kwong O. Nuey
Controller

Directors (a majority)

L. Joseph Callan
Peter G. Flynn
Michael E. Jesanis
Cheryl A. LaFleur                         s/John G. Cochrane
Robert G. Powderly                 All by:
Terry L. Schwennesen                        John G. Cochrane
Richard P. Sergel                           Attorney-in-fact
Philip R. Sharp

Date (as to all signatures on this page)

June 29, 2000

                        NEW ENGLAND POWER COMPANY
                      INDEX TO FINANCIAL STATEMENTS


                                                          References (Page)
                                                          ----------------------
                                                       Transition
                                                       Report to
                                                       Stockholders
                                                       for the
period
                                                Form   January 1,
2000
                                                10-K   To March 1,
2000
                                                ----   ------------

Report of Independent Accountants...........................            4

Statements of Income, Three Months Ended March 31, 2000 and 1999,
       and Year Ended December 31, 1999, 1998 and 1997...............            15

Statements of Retained Earnings, Three Months Ended March 31,
       2000 and 1999, and Year Ended December 31, 1999, 1998 and 1997...         15

Balance Sheets, March 31, 2000, December 31, 1999 and 1998........               16

Statements of Cash Flows, Three Months Ended March 31, 2000
       and 1999, and Year Ended December 31, 1999, 1998 and 1997........         17

Notes to Financial Statements...............................        18-42

* Incorporated by Reference.


                                   NEP

                              EXHIBIT INDEX
                              -------------

Exhibit No.         Description                       Page
-----------         -----------                       ----

 (3)(a)        Articles of Organization as         Incorporated
               amended through June 27, 1998       by Reference

               Articles of Amendment dated         Filed
               February 25, 2000                   herewith

 (3)(b)        By-laws of the Company as           Filed
               amended April 19, 2000              herewith

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

               Supplement to Service               Incorporated
               Agreement dated as of               by Reference
               December 31, 1999

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

               Supplement to Service               Incorporated
               Agreement dated as of               by Reference
               December 31, 1999

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

 (10)(i)       New England Power Pool              Incorporated
               Agreement and Amendments            by Reference
               thereto

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

               1999 Amendatory Agreements          Incorporated
                                                   by Reference

  (10)(o)      Yankee Atomic Electric Company      Incorporated
               et al. and the Company:             by Reference
               Amended and Restated Power
               Contract dated April 1, 1985
               and Amendments thereto

 (10)(p)       New England Electric Companies'     Incorporated
               Deferred Compensation Plan as       by Reference
               amended through February 28,
               1998 and amendments thereto

 (10)(q)       New England Electric System         Incorporated
               Companies Retirement Supplement     by Reference
               Plan as amended through June 1,
               1996 and an Amendment thereto

 (10)(r)       New England Electric Companies'     Incorporated
               Executive Supplemental Retirement   by Reference
               Plan I as amended through
               December 11, 1998 and an Amendment
               thereto

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

 (10)(u)       New England Electric Companies'     Incorporated
               Incentive Compensation Plan II as   by Reference
               amended through January 1, 1998

 (10)(v)       New England Electric Companies'     Incorporated
               Incentive Compensation Plan III as by Reference amended through January 1, 1998

 (10)(w)       New England Electric Companies'     Incorporated
               Senior Incentive Compensation       by Reference
               Plan as amended through
               January 1, 1998

 (10)(x)       Forms of Life Insurance Program     Incorporated
               and Form of Life Insurance          by Reference
               (Collateral Assignment)

 (10)(y)       New England Electric Companies'     Incorporated
               Incentive Share Plan as amended     by Reference
               through February 24, 1997 and an
               Amendment thereto

 (10)(z)       Forms of Severance Protection       Incorporated
               Agreements                          by Reference

 (10)(aa)      New England Electric Companies'     Incorporated
               Long-Term Performance Share         by Reference
               Award Plan amended through
               August 25, 1998 and Amendments
               thereto

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

 (10)(ee)(v)   Quebec Interconnection Transfer     Incorporated
               Agreement between the Company,      by Reference
               The Narragansett Electric Company,
               and USGen New England, Inc.,
               dated as of September 1, 1998

 (13)          1999 Annual Report to               Incorporated
               Stockholders                        by Reference

 (21)          Subsidiary list                     Filed herewith

 (24)          Power of Attorney                   Filed herewith

 (27)          Financial Data Schedule             Filed herewith