Form 10-Q
period 2000-06-30
NEW ENGLAND POWER CO
filed 2000-08-14
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
3,619,896 shares at June 30, 2000.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                              Periods Ended June 30
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            2000      1999      2000       1999
                                            ----      ----      ----       ----
                                                          (In Thousands)

Operating revenue, principally from affiliates      $156,190   $139,620 $ 580,298      $ 765,670
                                          --------  --------  --------- ---------

Operating expenses:
  Fuel for generation                        3,586     2,214     14,665    70,113
  Purchased electric energy:
   Contract termination and nuclear
    unit shutdown charges                   59,604    48,156    199,757   167,244
   Other                                    15,516    12,593     63,225   106,651
  Other operation                           14,650    16,060     66,076    97,925
  Maintenance                                4,824    11,402     20,512    25,487
  Depreciation and amortization             25,104    20,993     84,152   102,138
  Taxes, other than income taxes             5,803     5,759     20,253    24,394
  Income taxes                              11,195     8,647     36,722    59,765
                                          --------  --------  --------- ---------
       Total operating expenses            140,282   125,824    505,362   653,717
                                          --------  --------  --------- ---------
Operating income                            15,908    13,796     74,936   111,953

Other income:
  Allowance for equity funds used during
   construction                                 (2)      541        434     1,762
  Equity in income of nuclear power companies  868       967      3,187     4,152
  Other income (expense), net                2,348     2,251      3,600     5,295
                                          --------  --------  --------- ---------
       Operating and other income           19,122    17,555     82,157   123,162
                                          --------  --------  --------- ---------

Interest:
  Interest on long-term debt                 3,986     3,201     15,443    17,803
  Other interest                             1,241       206      2,651     4,884
  Allowance for borrowed funds used during
   construction                               (328)     (106)    (1,037)     (644)
                                          --------  --------  --------- ---------
       Total interest                        4,899     3,301     17,057    22,043
                                          --------  --------  --------- ---------

Net income                                $ 14,223  $ 14,254  $  65,100 $ 101,119
                                          ========  ========  ========= =========



                         Statements of Retained Earnings
                                 (In Thousands)


Retained earnings at beginning of period  $  1,415  $217,839  $ 232,070 $ 462,968
Net income                                  14,223    14,254     65,100   101,119
Dividends declared on cumulative
  preferred stock                              (23)      (23)       (94)     (240)
Dividends declared on common stock               -         -   (265,513) (130,610)
Premium on redemption of preferred stock         -         -        264      (264)
Repurchase of common stock                       -         -          -  (200,903)
Purchase accounting adjustment                   -         -    (16,212)        -
Acquisition adjustment                         462         -        462         -
                                          --------  --------  --------- ---------
Retained earnings at end of period        $ 16,077  $232,070  $  16,077 $ 232,070
                                          ========  ========  ========= =========

    The accompanying notes are an integral part of these financial statements.

       Per share data is not relevant because the Company's common stock is wholly owned by National Grid USA.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                        June 30,                  March 31,
                                  ASSETS                 2000         2000
                                  ------                 ----         ----
                                                             (In Thousands)

Utility plant, at original cost                        $1,564,640   $1,318,026
 Less accumulated provisions for depreciation
   and amortization                                       952,688      854,309
                                                       ----------   ----------
                                                          611,952      463,717
Construction work in progress                              30,370       35,730
                                                       ----------   ----------
      Net utility plant                                   642,322      499,447
                                                       ----------   ----------
Total goodwill, net of amortization                       337,148      333,771

Investments:
 Nuclear power companies, at equity                        56,304       45,966
 Decommissioning trust funds                               43,744       36,279
 Nonutility property and other investments                 14,954        7,490
                                                       ----------   ----------
      Total investments                                   115,002       89,735
                                                       ----------   ----------
Current assets:
 Cash and temporary cash investments (including $-0-
  and $37,820,000 with affiliates)                          6,593      226,921
 Accounts receivable:
   Affiliated companies                                    80,352       72,780
   Others                                                  64,786       48,139
 Fuel, materials, and supplies, at average cost            10,475       10,345
 Prepaid and other current assets                          54,295       25,377
 Regulatory asset purchased power obligations             103,789       74,988
                                                       ----------   ----------
      Total current assets                                320,290      458,550
                                                       ----------   ----------
Regulatory assets                                       1,665,700    1,210,800
Deferred charges and other assets                          51,100       37,271
                                                       ----------   ----------
                                                       $3,131,562   $2,629,574
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
   Authorized  - 6,449,896 shares
   Outstanding - 3,619,896 shares                      $   72,398   $   72,398
 Other paid-in capital                                    722,592      582,983
 Retained earnings                                         16,077        1,415
 Unrealized gain on securities, net                            18            -
                                                       ----------   ----------
      Total common equity                                 811,085      656,796
 Cumulative preferred stock, par value $100 per share       1,567        1,567
 Long-term debt                                           371,774      371,773
                                                       ----------   ----------
      Total capitalization                              1,184,426    1,030,136
                                                       ----------   ----------
Current liabilities:
 Short-term debt (including $100,000,000 and $-0- to parent)           196,550         38,500
 Accounts payable (including $22,071,000 and $26,993,000
   to affiliates)                                          67,691       51,584
 Accrued liabilities:
   Taxes                                                    3,801        2,394
   Interest                                                 2,255        1,900
   Purchased power contract obligations                   103,789       74,988
   Other accrued expenses                                   7,283       10,879
 Dividends payable                                             23      256,487
                                                       ----------   ----------
      Total current liabilities                           381,392      436,732
                                                       ----------   ----------
Deferred federal and state income taxes                   291,902      176,351
Unamortized investment tax credits                         18,438       16,733
Accrued Yankee nuclear plant costs                        307,729      268,855
Purchased power obligations                               690,464      611,802
Other reserves and deferred credits                       257,211       88,965
                                                       ----------   ----------
                                                       $3,131,562   $2,629,574
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                          Quarters Ended June 30
                                (Unaudited)
                                                         2000          1999
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                           $  14,223     $ 14,254
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           22,933       21,745
   Amortization of goodwill                                 4,337            -
   Deferred income taxes and investment tax credits, net   11,224         (409)
   Allowance for funds used during construction              (326)        (648)
   Changes in assets and liabilities, net of
     effects of merger:
      Decrease (increase) in accounts receivable, net      (2,378)       1,512
      Decrease (increase) in fuel, materials, and supplies    (26)        (639)
      Decrease (increase) in regulatory assets             63,711       61,096
      Decrease (increase) in prepaid and other current assets          (25,743)       (34,656)
      Increase (decrease) in accounts payable                 864        2,325
      Increase (decrease) in purchased power
        contract obligations                              (68,794)     (34,600)
      Increase (decrease) in other current liabilities     (4,400)      (3,799)
      Increase (decrease) in other non-current liabilities(13,852)      (8,840)
      Other, net                                          (17,642)     (19,314)
                                                        ---------     --------
        Net cash provided by (used in) operating activities          $ (15,869)      $ (1,973)
                                                        ---------     --------

Investing activities:
   Plant expenditures, excluding allowance
     for funds used during construction                 $ (11,951)    $(12,947)
   Other investing activities                              (3,497)         (16)
                                                        ---------     --------
        Net cash provided by (used in) investing activities          $ (15,448)      $(12,963)
                                                        ---------     --------

Financing activities:
   Dividends paid on common stock                       $(256,463)    $      -
   Dividends paid on preferred stock                          (23)         (23)
   Changes in short-term debt                             158,050            -
   Long-term debt - retirements                           (90,575)           -
                                                        ---------     --------
        Net cash provided by (used in) financing activities          $(189,011)      $    (23)
                                                        ---------     --------

Net increase (decrease) in cash and cash equivalents    $(220,328)                   $(14,959)

Cash and cash equivalents at beginning of period          226,921      165,981
                                                        ---------     --------
Cash and cash equivalents at end of period              $   6,593     $151,022
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

    The Company has been named as a potentially responsible party
(PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for several sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites that it may be held responsible for remediating.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The Company has recovered amounts from certain insurers, and, where appropriate, intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company believes that hazardous waste liabilities for all sites of which the Company is aware are not material to its financial position.

Note B - Nuclear Units
----------------------

Yankee Nuclear Power Companies (Yankees)

    The Company has minority interests in four Yankee Nuclear
Power Companies. These ownership interests are accounted for on the equity method. The Company's share of the expenses of the Yankees is accounted for in "Purchased electric energy" on the income statement. A summary of combined results of operations, assets, and liabilities of the four Yankees is as follows:

                                     Quarter Ended
                                             June 30,
                                    ---------------
                                    2000                 1999
                                    ----                 ----
                                     (In Thousands)


 Operating revenue                           $87,551    $91,809
                                             =======    =======
 Net income                                  $ 4,124    $ 5,129
                                             =======    =======
 Company's equity in
  net income                                 $   868    $   967
                                             =======    =======

                                         June 30,                              March 31,
                                           2000                                  2000
                                           ----                                  ----
                                                            (In Thousands)


 Net plant                                 $   161,142      $   167,317
 Other assets                                2,501,028        2,520,887
 Liabilities and debt                       (2,411,650)      (2,437,609)
                                           -----------      -----------
 Net assets                                $   250,520      $   250,595
                                           ===========      ===========
 Company's equity in net assets            $    56,304      $    45,966
                                           ===========      ===========


Nuclear Units Permanently Shut Down

     Three regional nuclear generating companies in which the Company has a minority interest own nuclear generating units that have been permanently shut down. These three units are as follows:

                                                            Future
                           The Company's                 Estimated
                           Investment                     Billings to
                           as of 6/30/00     Date        the Company
Unit                     %     $(millions)                 Retired                $(millions)
-----------------------------------------------------------------

Yankee Atomic                  34.5            5            Feb 1992           0
Connecticut Yankee             19.5           21            Dec 1996          77
Maine Yankee                   24.0           18            Aug 1997         148



     In the case of each of these units, the Company has recorded a liability and an offsetting regulatory asset reflecting the estimated future billings from the companies. In a 1993 decision, the Federal Energy Regulatory Commission (FERC) allowed Yankee Atomic to recover its undepreciated investment in the plant, including a return on that investment, as well as unfunded nuclear decommissioning costs and other costs. Maine Yankee recovers its costs, including a return, in accordance with settlement agreements approved by the FERC in May 1999. In December 1996, Connecticut Yankee filed a similar request with the FERC, to which several parties intervened in opposition. In August 1998, a FERC Administrative Law Judge (ALJ) issued an initial decision which would allow for full recovery of Connecticut Yankee's unrecovered investment, but precluded a return on that investment. Connecticut Yankee, the Company, and other parties filed with the FERC exceptions to the ALJ's decision. Should the FERC uphold the ALJ's initial decision in its current form, the Company's share of the loss of the return component would total approximately $16 million to $20 million before taxes for the entire recovery period. On July 26, 2000, the FERC approved a settlement among Connecticut Yankee, the Connecticut Department of Public Utility Control (CDPUC), the Office of Consumer Counsel (OCC), and the Connecticut Municipal Electric Cooperative. The settlement resolves all issues in the case, except the OCC has reserved its right to appeal recovery of any costs other than decommissioning. Reduced rates will become effective for September 2000 power billings. There will be no refunds of any amounts collected up to the effective date of the settlement. Connecticut Yankee had reserved for potential refunds and will be reversing that reserve. Prospectively, Connecticut Yankee has agreed to reduce annual collections for decommissioning through the use of its pre-1983 spent fuel trust funds and to limit its return on equity to 6 percent. In addition, Connecticut Yankee continues to pursue litigation against the Department of Energy to assume financial responsibility for storage of spent nuclear fuel and has agreed to pass to ratepayers any recovery after litigation expenses and taxes.

     A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

     Maine Yankee had hired Stone & Webster, Inc., an engineering, construction, and consulting company, as the principal contractor to decommission the unit. In May 2000, Maine Yankee terminated its long-term contract with Stone & Webster and negotiated an arrangement with Stone & Webster to continue work until June 2000. On June 2, 2000, Stone & Webster filed for Chapter 11 bankruptcy protection due to financial difficulties. Stone & Webster also announced that it has negotiated the sale of substantially all of its assets. On June 27, 2000, Maine Yankee entered into a second interim agreement with Stone & Webster for an additional 90 days effective July 1, 2000. On June 30, 2000, Federal Insurance Company (Federal) filed a complaint in Stone & Webster's bankruptcy proceeding which alleges that Maine Yankee improperly terminated its contract with Stone & Webster. If the court were to make such a finding, Federal would be excused from a $37 million performance bond liability to Maine Yankee. At this time, the Company is unable to determine the potential impact, if any, of these developments.

     Yankee Atomic has repurchased the Company's common stock. On August 10, 2000, the Company received proceeds of $1,257,000 from the common stock repurchase. Yankee Atomic's final monthly power bill to the Company was for the month of June 2000. However, Yankee Atomic may issue further bills to the Company if necessary to meet decommissioning costs. Such further bills are not anticipated at this time.

     Under the provisions of the Company's industry restructuring settlement agreements approved by state and federal regulators in 1998, the Company recovers all costs, including shutdown costs, that the FERC allows these Yankee companies to bill to the Company.

Operating Nuclear Units

     The Company has minority interests in three operating nuclear generating units which the Company is engaged in efforts to divest:
Vermont Yankee, Millstone 3, and Seabrook 1. Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, have increased in recent years and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased Nuclear Regulatory Commission
(NRC) scrutiny. The Company performs periodic economic viability reviews of operating nuclear units in which it holds ownership interests. Until such time as the Company divests its operating nuclear interests, the Company will share with customers, through contract termination charges (CTC), 80 percent of the revenues and operating costs related to the Company's interest in these units, with shareholders retaining the balance.

Vermont Yankee

     The following table summarizes the Company's interest in the Vermont Yankee Nuclear Power Corporation as of June 30, 2000:


                    The Company's Interest
                                (millions of dollars)
               ----------------------------------------------

     Equity                            Net     Estimated             Decommissioning
Ownership       Equity          Plant   Decommissioning                       Fund         License
  Interest (%)         Investment          Assets Cost (in 1999$)                      Balance       Expiration
  ------------         ----------          ------ ---------------                      -------       ----------
      22.5              $12            $36        $97                          $50            2012

     In November 1999, the Vermont Yankee Nuclear Power Corporation entered into an agreement with AmerGen Energy Company (AmerGen), a joint venture between PECO Energy and British Energy, to sell the assets of Vermont Yankee. Under the terms of the agreement, after a Vermont Yankee contribution toward the plant's decommissioning trust fund, AmerGen would take over the fund and assume responsibility for the actual cost of decommissioning the plant. The agreement would also require the existing power purchasers (including the Company) to continue to purchase the output of the plant or to buy out of the purchased power obligation. In November 1999, the Company signed an agreement to buy out of its obligation, requiring future payments which would be recovered through the Company's CTC. The Company has recorded an accrued liability and an offsetting regulatory asset of $83 million for its share of future liabilities related to Vermont Yankee, including the purchased power contract termination payment obligation and other plant assets, but excluding interest and a return allowance. Although the NRC and the FERC have technically approved the proposed sale, Vermont Yankee has notified AmerGen that neither approval can be deemed final and therefore both approvals remain subject to certain qualification before they would be considered satisfactory to Vermont Yankee in accordance with the terms of its sale agreements with AmerGen. The sale is also contingent upon additional regulatory approvals by the Securities and Exchange Commission
(SEC), under the Public Utility Holding Company Act of 1935, and the Vermont Public Service Board (VPSB). The Vermont Public Service Department has filed briefs with the VPSB opposing the transaction.

Millstone 3

     In November 1999, the Company entered into an agreement with Northeast Utilities (NU) and certain of NU's subsidiaries to settle claims made by the Company relative to the operation of Millstone
3. Among other things, the settlement provides for NU to include the Company's share of Millstone 3 in an auction of NU's share of the unit. Upon the closing of the sale, NU will pay the Company a total of $25 million, regardless of the actual sale price, and reimburse the Company for any capital expenditures in excess of pre-budgeted levels incurred after October 1999. The Company will also be reimbursed for fuel procurement expenditures which increase net nuclear fuel account balances above balances at that time. The settlement also requires NU to indemnify the Company and assume any residual liabilities resulting from the sale, including any requirements that the sellers continue to purchase output from the unit. In addition, the settlement requires NU to pay the Company an additional $1 million per month for every month beyond April 1, 2001 that the closing does not occur.

     On August 7, 2000, Dominion Resources, Inc. (Dominion) agreed to purchase the Millstone units, including the Company's 16.2 percent share of Millstone 3, for $1.3 billion in cash. The purchase must be approved by the NRC, the FERC, the Department of Justice/Federal Trade Commission, the SEC, and public utility commissions in various states affected by the purchase transaction. Dominion expects to finalize the transaction by April 2001.

     Any amounts received pursuant to a sale will, after reimbursement of the Company's transaction costs and net investment in Millstone 3, be credited to customers.

Seabrook 1

     As part of its restructuring settlement with the State of New Hampshire, Public Service Company of New Hampshire (PSNH), through its affiliate, North Atlantic Energy Corporation (NAEC), has committed to seek New Hampshire Public Utilities Commission (NHPUC) approval of a definitive plan to sell, via public auction, its share of Seabrook 1, with such sale to occur no later than December 31, 2003. NAEC is the majority owner of the plant with a 35.98 percent interest, and its affiliate, North Atlantic Energy Service Corporation, is the plant operator. As part of its settlement, PSNH has also agreed to make all reasonable efforts to bundle its interests with those of other owners (including the Company) seeking to sell their interests. This approach would allow for an auction of a majority interest. The NHPUC granted conditional approval of the settlement on April 19, 2000. The New Hampshire legislature approved the necessary legislation on May 31, 2000. On June 23, 2000, PSNH made a compliance filing before the NHPUC. Final resolution by the NHPUC approving the settlement compliance filing is expected late this summer.

Note C - Town of Norwood Dispute
--------------------------------

     From 1983 until 1998, the Company was the wholesale power supplier for the Town of Norwood, Massachusetts (Norwood). In April 1998, Norwood began taking power from another supplier. Pursuant to a tariff amendment approved by the FERC in May 1998, the Company has been assessing Norwood a CTC. Through June 2000, the charges assessed Norwood amount to approximately $20 million, all of which remain unpaid. The Company has filed a collection action in Massachusetts Superior Court (Superior Court).

     Separately, Norwood filed suit in Federal District Court (District Court) in April 1997 alleging that the divestiture of the Company's nonnuclear generating business (the divestiture) violated the terms of the 1983 power contract and contravened antitrust laws. The District Court dismissed the lawsuit. On appeal, the First Circuit Court of Appeals (First Circuit) consolidated appeals Norwood made from the FERC's orders approving the Company's divestiture, the wholesale rate settlement between the Company and its distribution affiliates, and the CTC tariff amendment. In February 2000, the First Circuit dismissed Norwood's appeal from the FERC orders and dismissed its appeal from all but one of Norwood's District Court claims, which relates to alleged generation market power. In February and March 2000, respectively, the First Circuit denied Norwood's petition for further review of its District Court claims decision and its decision on the FERC orders. On May 30, 2000, Norwood petitioned the US Supreme Court for review of the First Circuit decisions.

     Norwood had also appealed a June 1999 FERC decision that rejected Norwood's challenge to the calculation of the CTC based on the terms of the 1983 power contract, which Norwood contended ended in October 1998, not October 2008. On June 29, 2000, the First Circuit rejected Norwood's appeal.

     In the District Court action, on April 10, 2000, the Company renewed its motion to dismiss Norwood's remaining claim on the ground that the Company is not a proper party to a claim under
Section 7 of the Clayton Act. The Company also joined in a motion by its co-defendants to dismiss the claim on collateral estoppel and lack of standing grounds. Norwood amended its complaint to reassert a request for rescission of the divestiture, which it had earlier dropped. A hearing took place before the District Court on July 18, 2000 and the District Court took the motions under advisement.

     In the Superior Court collection action, Norwood moved to dismiss the Company's complaint, which the Superior Court denied on April 30, 1999. Norwood then filed counterclaims against the Company, which the Company moved to dismiss. The Superior Court deferred decision on the Company's motion pending resolution of Norwood's various appeals to the First Circuit, and on July 21, 2000, the Company renewed its motion to dismiss in light of the First Circuit decisions. At the same time, the Company filed a motion for summary judgement on its claim. The Superior Court has scheduled a hearing for September 13, 2000.

Note D - Acquisition of EUA
---------------------------

     The acquisition of Eastern Utilities Associates (EUA) by
National Grid USA was completed on April 19, 2000 for $642 million, or $31.459 per share. On May 1, 2000, Montaup Electric Company
(Montaup), formerly a subsidiary of EUA, was merged into the Company.

     The acquisition of EUA was accounted for by the purchase method, the application of which, including the recognition of goodwill, has been pushed down and reflected on the financial statements of the National Grid USA subsidiaries, including the Company. Total goodwill amounted to $388 million, of which the Company was allocated $7.7 million relative to the merger of Montaup into the Company. This amount was determined pursuant to an independent study conducted by a third party and is being amortized over 20 years.

     Combined with the amortization of goodwill allocated to the Company from the acquisition of New England Electric System (NEES) by The National Grid Group plc (National Grid), the total annual amortization of goodwill expense will amount to approximately $17.1 million. Disclosure regarding the acquisition of NEES by National Grid is contained in the Company's Transitional Annual Report on Form 10-K for the period ended March 31, 2000.

     As a result of the acquisition, Montaup's balance sheet accounts were incorporated into the financial statements of the Company as of May 1, 2000. Listed below are the significant account balances incorporated.

                                                    May 1, 2000 Balance
                                                     (In Thousands)

Assets

Utility plant, at original cost                             $227,114
Accumulated provisions for depreciation                    ($ 92,093)
 and amortization
Regulatory assets (current and long-term)                   $547,412

Liabilities

Other paid-in capital                                       $135,444
Deferred federal and state income taxes                     $104,860
Accrued Yankee nuclear plant costs                                 $ 46,030
Purchased power obligations
 (current and long-term)                                    $176,257
Other reserves and deferred credits                         $174,942

     The accompanying statements of operations do not include any revenues or expenses related to Montaup prior to the subsidiary companies' merger on May 1, 2000.

     The following unaudited pro forma information presents the results of operations of the Company assuming the merger of Montaup into the Company occurred on July 1, 1998. This pro forma information has been prepared for comparative purposes only and includes an adjustment for additional amortization expense as a result of goodwill. This information does not purport to be indicative of the results of operations that actually would have resulted had the merger occurred on July 1, 1998, or of future results of the Company.

Supplemental Unaudited Pro Forma Information
Periods Ended June 30
(In Thousands)

                                              Three Months                       Twelve Months
                                              ------------                       -------------


                              2000    1999       2000      1999
                              ----    ----       ----      ----
Combined Operating
 Revenues                        $169,587           $213,109   $732,361          $1,088,371
Net Earnings                     $ 10,853           $ 13,057   $ 60,123          $   88,515

Note E
------

     In the opinion of the Company, these financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's Transitional Annual Report for the period ended March 31, 2000.

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations
-----------------------------------------------------------------

     This section contains management's assessment of New England
Power Company's (the Company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the Transitional Annual
Report on Form 10-K for the period ended March 31, 2000.

     The Company is a subsidiary of National Grid USA, formerly New England Electric System (NEES). NEES was acquired by The National
Grid Group plc (National Grid) in March 2000.

Acquisition of EUA
------------------

     The acquisition of Eastern Utilities Associates (EUA) by
National Grid USA was completed on April 19, 2000 for $642 million, or $31.459 per share. On May 1, 2000, Montaup Electric Company
(Montaup), formerly a subsidiary of EUA, was merged into the Company.

     The acquisition of EUA was accounted for by the purchase method, the application of which, including the recognition of goodwill, has been pushed down and reflected on the financial statements of the National Grid USA subsidiaries, including the Company. Total goodwill amounted to $388 million, of which the Company was allocated $7.7 million relative to the merger of Montaup into the Company. This amount was determined pursuant to an independent study conducted by a third party and is being amortized over 20 years.

     Combined with the amortization of goodwill allocated to the Company from the acquisition of NEES by National Grid, the total annual amortization of goodwill expense will amount to approximately $17.1 million. Disclosure regarding the acquisition of NEES by National Grid is contained in the Company's Transitional Annual Report on Form 10-K for the period ended March 31, 2000.

     As a result of the acquisition, Montaup's balance sheet accounts were incorporated into the financial statements of the Company as of May 1, 2000. Listed below are the significant account balances incorporated.

                                                    May 1, 2000 Balance
                                                     (In Thousands)
Assets

Utility plant, at original cost                             $227,114
Accumulated provisions for depreciation                    ($ 92,093)
 and amortization
Regulatory assets (current and long-term)                   $547,412

Liabilities

Other paid-in capital                                       $135,444
Deferred federal and state income taxes                     $104,860
Accrued Yankee nuclear plant costs                                 $ 46,030
Purchased power obligations
 (current and long-term)                                    $176,257
Other reserves and deferred credits                         $174,942

     The accompanying statements of operations do not include any revenues or expenses related to Montaup prior to the subsidiary companies' merger on May 1, 2000.

     The following unaudited pro forma information presents the results of operations of the Company assuming the merger of Montaup into the Company occurred on July 1, 1998. This pro forma information has been prepared for comparative purposes only and includes an adjustment for additional amortization expense as a result of goodwill. This information does not purport to be indicative of the results of operations that actually would have resulted had the merger occurred on July 1, 1998, or of future results of the Company.

Supplemental Unaudited Pro Forma Information
Periods Ended June 30
(In Thousands)
                                              Three Months                       Twelve Months
                                              ------------                       -------------

                              2000     1999       2000    1999
                              ----     ----       ----    ----
Combined Operating
 Revenues                        $169,587           $213,109   $732,361          $1,088,371
Net Earnings                     $ 10,853           $ 13,057   $ 60,123          $   88,515

Change of Fiscal Year
---------------------

     National Grid USA and its subsidiaries, including the Company, changed their fiscal year from a calendar year ending December 31, to a fiscal year ending March 31. The Company made this change in order to align its fiscal year with that of National Grid USA's parent company, National Grid. The Company's first new full fiscal year began on April 1, 2000 and will end on March 31, 2001. This report reflects results of operations for the first quarter of the Company's new fiscal year 2001.

Industry Restructuring
----------------------

     For a full discussion of industry restructuring activities, the Company's divestiture of its nonnuclear generating business (the divestiture) and stranded cost recovery, see the "Industry Restructuring" section of the Company's Form 10-K for the period ended March 31, 2000 and the Company's 2000 Transitional Annual Report.

Regulatory Asset Recovery
-------------------------

     Because electric utility rates have historically been based on a utility's costs, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. The Company applies the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), which requires regulated entities, in appropriate circumstances, to establish regulatory assets or liabilities, and thereby defer the income statement impact of certain charges or revenues because they are expected to be collected or refunded through future customer billings. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board concluded that a utility that had received approval to recover stranded costs through regulated rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

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

     As a result of applying FAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through the CTC. At June 30, 2000, this amounted to approximately $1.8 billion, including $1.2 billion related to the above-market costs of purchased power contracts, $0.3 billion related to accrued Yankee nuclear plant costs, and $0.3 billion related to other net CTC regulatory assets.

Earnings
--------

     Net income for the quarter ended June 30, 2000 remained flat compared with the same period in 1999. Although earnings did not change, they were affected by increased income due to the May 1, 2000 merger with Montaup, and increased earnings from nuclear operations, substantially offset by goodwill amortization resulting from the mergers with National Grid and EUA.

Operating Revenue
-----------------

     Operating revenue for the quarter ended June 30, 2000 increased approximately $17 million compared with the same period in 1999. The increase in revenue is primarily attributable to increased kilowatthour (kWh) sales from the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities, which experienced refueling outages during the quarter ended June 30, 1999, and additional kWh sales resulting from the merger with Montaup effective May 1, 2000. The increase is also due to increased standard offer rates effective January 1, 2000, increased kWh sales related to obligations to new customer load in Rhode Island, and the inclusion of CTC and other Montaup revenues since the merger date.

     Partially offsetting these increases is a net decrease in CTC revenue due to fully reconciling true-up mechanisms which allow utilities to adjust revenues proportionately with correlating expenses.

Operating Expenses
------------------

     Operating expenses for the quarter ended June 30, 2000 increased $14 million compared with the same period in 1999.

     Purchased power expense increased approximately $14 million, primarily reflecting increased costs due to the merger with Montaup, as well as an increase in standard offer purchases related to obligations to supply new customer load in Rhode Island.

     Nuclear operation and maintenance expenses decreased approximately $7 million as a result of reduced expenses at the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities, which experienced refueling outages during the quarter ended June 30, 1999. Other operating expenses decreased compared with the same period in 1999 primarily due to reduced pension and postretirement healthcare expenses, partially offset by the receipt of a transmission wheeling refund that reduced expense in June 1999.

     Depreciation and amortization expenses in the quarter ended June 30, 2000 increased $4 million compared with the same period in 1999. This increase is due primarily to amortization of goodwill associated with National Grid USA's merger with National Grid, and the merger of Montaup into the Company.

Interest Expense
----------------

     The increase in interest expense for the quarter ended June
30, 2000 is primarily due to increased interest rates on variable rate long-term debt and increased short-term debt borrowings.

Utility Plant Expenditures and Financing
----------------------------------------

     Cash expenditures for the Company for utility plant totaled
$12 million for the quarter ended June 30, 2000 and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internally generated funds.

     Dividends payable at March 31, 2000, in the amount of $256 million, were paid on June 27, 2000.

     At June 30, 2000, the Company had $100 million of short-term debt outstanding to affiliates and an additional $97 million in commercial paper mode. The Company has regulatory approval to issue up to $375 million of short-term debt. The Company plans to seek the necessary regulatory approvals in 2000 which would allow $39 million of variable rate debt to remain outstanding through 2015. This would result in classifying that portion of the debt as long-term rather than short-term. Proceeds from the increase in short-term debt were utilized to pay Montaup's debt of approximately $91 million and purchased power contract payable of approximately $60 million.

     At June 30, 2000, the Company had lines of credit and standby bond purchase facilities with banks totaling $460 million which are available to provide liquidity support for $468 million of the Company's short-term and long-term bonds in tax-exempt commercial paper mode, and for other corporate purposes. There were no borrowings under these lines of credit at June 30, 2000.

                   PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Information concerning settlement of a lawsuit brought by the Company against Northeast Utilities on August 7, 1997 in Massachusetts Superior Court, Worcester County concerning the Millstone 3 nuclear unit and a demand for arbitration sent by the Company to Connecticut Light & Power Company and Western Massachusetts Electric Company concerning the Millstone 3 nuclear unit, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

     Information concerning dismissal of a lawsuit brought against the Company by the Town of Norwood, Massachusetts and appeals of that lawsuit and related Federal Energy Regulatory
Commission orders, and the Company's collection action, discussed in this report in Note C of Notes to Unaudited Financial
Statements, is incorporated herein and made a part hereof.

     On August 31, 1999, the parties to an agreement for joint ownership, construction and operation of the Wyman 4 generation unit, including the Company, made a demand for arbitration to Central Maine Power Company (CMP) for payments alleged due under the agreement upon CMP's sale of Wyman 4 to FPL Energy, Inc.
(FPL). Demand was also made to FPL as successor-in-interest to CMP. The Company's portion of the claims under the agreement could total nearly $7 million.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     On April 19, 2000 the Annual Meeting of Shareholders was held.

     By unanimous vote of the 3,619,896 shares present of 3,635,568 total shares having general voting rights:

     The number of directors for the ensuing year was fixed at seven.

     The following were elected as directors *:

     Cynthia A. Arcate
     L. Joseph Callan
     Peter G. Flynn
     Michael E. Jesanis
     Cheryl A. LaFleur
     Richard P. Sergel
     Philip R. Sharp

     John G. Cochrane was elected as Treasurer and Gregory A.
Hale was elected as Clerk.

     PricewaterhouseCoopers was selected as Auditor for the year
2000.

     The By-laws of the Company were amended to allow the board of directors to fix the numbers of directors between shareholder meetings.

* Subsequent to the Annual Shareholder Meeting, Ms. Arcate resigned as a director. The Board fixed the number of directors at eight until the next shareholder meeting and elected Robert G.
Powderly and Terry L. Schwennesen directors of the Company effective June 1, 2000.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing Financial Data Schedules.

                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEW ENGLAND POWER COMPANY


                             S/John G. Cochrane

                             John G. Cochrane, Treasurer,
                             Authorized Officer, and
                             Principal Financial Officer

Date:  August 11, 2000