Form 10-Q
period 2000-09-30
NEW ENGLAND POWER CO
filed 2000-11-13
CIK 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

                       Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
3,619,896 shares at September 30, 2000.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                            NEW ENGLAND POWER COMPANY
                               Statements of Income
                            Periods Ended September 30
                                   (Unaudited)
                                                Quarter             Six Months
                                                --------                 ----------
                                            2000      1999      2000       1999
                                            ----      ----      ----       ----
                                                          (In Thousands)
Operating revenue, principally from affiliates      $175,390   $142,066  $331,580  $281,686
                                          --------  --------   --------  --------

Operating expenses:
  Fuel for generation                        4,296     3,857      7,882     6,071
  Purchased electric energy:
    Contract termination and nuclear
     unit shutdown charges                  61,377    47,769    120,981    95,925
    Other                                   16,659    14,330     32,175    26,923
  Other operation                           17,856    17,665     32,506    33,725
  Maintenance                                5,862     5,569     10,686    16,971
  Depreciation and amortization             22,480    21,210     43,247    42,203
  Taxes, other than income taxes             5,894     5,316     11,697    11,075
  Income taxes                              15,734     7,568     26,929    16,215
                                          --------  --------   --------  --------
       Total operating expenses            150,158   123,284    286,103   249,108
                                          --------  --------   --------  --------
Operating income                            25,232    18,782     45,477    32,578

Other income and (expense):
  Allowance for equity funds used
   during construction                           -       447         (2)      988
  Equity in income of nuclear power companies1,949     1,001      2,817     1,968
  Amortization of goodwill                  (4,446)        -     (8,783)        -
  Other income (expense), net                 (124)      935      2,224     3,186
                                          --------  --------   --------  --------
       Operating and other income           22,611    21,165     41,733    38,720
                                          --------  --------   --------  --------

Interest:
  Interest on long-term debt                 4,456     3,370      8,442     6,571
  Other interest                             1,899       246      3,140       452
  Allowance for borrowed funds used during
   construction                               (204)     (120)      (532)     (226)
                                          --------  --------   --------  --------
       Total interest                        6,151     3,496     11,050     6,797
                                          --------  --------   --------  --------

Net income                                $ 16,460  $ 17,669   $ 30,683  $ 31,923
                                          ========  ========   ========  ========


                         Statements of Retained Earnings
                                  (In Thousands)


Retained earnings at beginning of period  $ 16,077  $232,070   $  1,415  $217,839
Net income                                  16,460    17,669     30,683    31,923
Dividends declared on cumulative
  preferred stock                              (24)      (24)       (47)      (47)
Dividends declared on common stock               -         -          -         -
Gain on redemption of preferred stock           17         -         17         -
Repurchase of common stock                       -       264          -       264
Acquisition adjustment                           -         -        462         -
                                          --------  --------   --------  --------
Retained earnings at end of period        $ 32,530  $249,979   $ 32,530  $249,979
                                          ========  ========   ========  ========

    The accompanying notes are an integral part of these financial statements.

   Per share data is not relevant because the Company's common stock is wholly owned by National Grid USA.

                       NEW ENGLAND POWER COMPANY
                         Statements of Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                         2000                  1999
                                                         ----                  ----
                                                                (In Thousands)
Operating revenue, principally from affiliates        $ 613,622    $586,167
                                                      ---------    --------
Operating expenses:
  Fuel for generation                                    15,104      11,528
  Purchased electric energy:
    Contract termination and nuclear
     unit shutdown charges                              213,365     190,910
    Other                                                65,554      46,813
  Other operation                                        66,267      75,126
  Maintenance                                            20,805      30,272
  Depreciation and amortization                          80,719      98,149
  Taxes, other than income taxes                         20,831      19,452
  Income taxes                                           44,888      37,829
                                                       --------    --------
       Total operating expenses                         527,533     510,079
                                                       --------    --------
Operating income                                         86,089      76,088

Other income and (expense):
  Allowance for equity funds used during construction       (13)      2,095
  Equity in income of nuclear power companies             4,135       3,609
  Amortization of goodwill                               (9,149)          -
  Other income (expense), net                             2,541       2,912
                                                       --------    --------
       Operating and other income                        83,603      84,704
                                                       --------    --------

Interest:
  Interest on long-term debt                             16,529      13,538
  Other interest                                          4,304         831
  Allowance for borrowed funds used during construction  (1,121)       (497)
                                                       --------    --------
       Total interest                                    19,712      13,872
                                                       --------    --------

Net income                                            $  63,891    $ 70,832
                                                      =========    ========


                    Statements of Retained Earnings
                            (In Thousands)


Retained earnings at beginning of period              $ 249,979    $186,354
Net income                                               63,891      70,832
Dividends declared on cumulative preferred stock            (94)       (122)
Dividends declared on common stock                     (265,513)          -
Gain on redemption of preferred stock                        17           -
Repurchase of common stock                                    -      (7,085)
Purchase accounting adjustment                          (16,212)          -
Acquisition adjustment                                      462           -
                                                      ---------    --------
Retained earnings at end of period                    $  32,530    $249,979
                                                      =========    ========


The accompanying notes are an integral part of these financial statements.
Per share data is not relevant because the Company's common stock is wholly owned by National Grid USA.

                         NEW ENGLAND POWER COMPANY
                              Balance Sheets
                                (Unaudited)
                                                      September 30,                March 31,
                                  ASSETS                 2000          2000
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                        $1,566,774   $1,318,026
 Less accumulated provisions for depreciation
  and amortization                                        961,493      854,309
                                                       ----------   ----------
                                                          605,281      463,717
Construction work in progress                              36,647       35,730
                                                       ----------   ----------
      Net utility plant                                   641,928      499,447
                                                       ----------   ----------
Goodwill, net of amortization                             340,523      333,771

Investments:
 Nuclear power companies, at equity                        49,325       45,966
 Decommissioning trust funds                               46,888       36,279
 Non-utility property and other investments                14,744        7,490
                                                       ----------   ----------
      Total investments                                   110,957       89,735
                                                       ----------   ----------
Current assets:
 Cash, and temporary cash investments (including
  $-0- and $37,820,000 with affiliates)                    47,897      226,921
 Accounts receivable:
   Affiliated companies                                    80,522       72,780
   Others                                                  80,973       48,139
 Fuel, materials, and supplies, at average cost             9,847       10,345
 Prepaid and other current assets                          26,111       25,377
 Regulatory asset purchased power obligations             103,789       74,988
                                                       ----------   ----------
      Total current assets                                349,139      458,550
                                                       ----------   ----------
Regulatory assets                                       1,587,179    1,210,800
Deferred charges and other assets                          53,484       37,271
                                                       ----------   ----------
                                                       $3,083,210   $2,629,574
                                                       ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common stock, par value $20 per share,
  Authorized - 6,449,896 shares
  Outstanding - 3,619,896 shares                       $   72,398   $   72,398
 Other paid-in capital                                    730,413      582,983
 Retained earnings                                         32,530        1,415
 Unrealized gain on securities, net                            17            -
                                                       ----------   ----------
      Total common equity                                 835,358      656,796
 Cumulative preferred stock, par value $100 per share       1,471        1,567
 Long-term debt                                           371,776      371,773
                                                       ----------   ----------
      Total capitalization                              1,208,605    1,030,136
                                                       ----------   ----------
Current liabilities:
 Short-term debt (including $100,000,000 and $-0- to parent)           163,500         38,500
 Accounts payable (including $21,989,000 and $26,993,000
   to affiliates)                                          76,149       51,584
 Accrued liabilities:
   Taxes                                                    3,105        2,394
   Interest                                                 1,518        1,900
   Purchased power contract obligations                   103,789       74,988
   Other accrued expenses                                   7,046       10,879
 Dividends payable                                             23      256,487
                                                       ----------   ----------
      Total current liabilities                           355,130      436,732
                                                       ----------   ----------
Deferred federal and state income taxes                   278,371      176,351
Unamortized investment tax credits                         16,015       16,733
Accrued Yankee nuclear plant costs                        300,700      268,855
Purchased power obligations                               662,625      611,802
Other reserves and deferred credits                       261,764       88,965
                                                       ----------   ----------
                                                       $3,083,210   $2,629,574
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND POWER COMPANY
                         Statements of Cash Flows
                       Six Months Ended September 30
                                (Unaudited)
                                                         2000         1999
                                                         ----         ----
                                                             (In Thousands)
Operating Activities:
   Net income                                           $  30,683    $ 31,923
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           47,646      44,870
   Amortization of goodwill                                 8,783           -
   Deferred income taxes and investment tax credits, net   (1,815)     (8,375)
   Allowance for funds used during construction              (530)     (1,215)
   Changes in assets and liabilities, net of effects of merger:
     Decrease (increase) in accounts receivable, net      (18,735)    (11,408)
     Decrease (increase) in fuel, materials, and supplies     602      (1,206)
     Decrease (increase) in regulatory assets             142,232     127,305
     Decrease (increase) in prepaid and other current assets            2,441   (18,065)
     Increase (decrease) in accounts payable                9,319       1,386
     Increase (decrease) in purchased power
        contract obligations                              (96,633)    (55,719)
     Increase (decrease) in other current liabilities      (6,070)      6,787
     Increase (decrease) in other non-current liabilities (16,328)    (13,228)
   Other, net                                             (29,740)    (37,549)
                                                        ---------    --------
      Net cash provided by (used in) operating activities           $  71,855  $ 65,506
                                                        ---------    --------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $ (22,121)   $(27,586)
   Other investing activities                              (6,594)       (199)
                                                        ---------    --------
      Net cash provided by (used in) investing activities           $ (28,715) $(27,785)
                                                        ---------    --------

Financing Activities:
   Dividends paid on common stock                       $(256,463)   $      -
   Dividends paid on preferred stock                          (47)        (47)
   Changes in short-term debt                             125,000      38,500
   Long-term debt - retirements                           (90,575)          -
   Redemption of preferred stock, net of discount             (79)          -
                                                        ---------    --------
      Net cash provided by (used in) financing activities           $(222,164) $ 38,453
                                                        ---------    --------

Net increase (decrease) in cash and cash equivalents    $(179,024)   $ 76,174

Cash and cash equivalents at beginning of period          226,921     165,981
                                                        ---------    --------
Cash and cash equivalents at end of period              $  47,897    $242,155
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

Note B - Nuclear Units
----------------------

Yankee Nuclear Power Companies (Yankees)

    The Company has minority interests in four Yankee Nuclear
Power Companies. These ownership interests are accounted for on the equity method. The Company's share of the expenses of the Yankees is accounted for in "Purchased electric energy" on the income statement. A summary of combined results of operations, assets, and liabilities of the four Yankees is as follows:

                         Quarters Ended                   Six Months Ended
                                           September 30,
                       ---------------------------------------
                               2000 1999                 2000 1999
                               ---- ----                 ---- ----
                                    (In Thousands)
                       <C
 Operating revenue                $82,653    $91,361   $170,204                 $183,170
                                  =======    =======   ========                 ========
 Net income                       $18,845    $ 1,167   $ 22,969                 $  6,296
                                  =======    =======   ========                 ========
 Company's equity in
  net income recorded             $ 1,949    $ 1,001   $  2,817                 $  1,968
                                  =======    =======   ========                 ========

                                      September 30,      March 31,
                                           2000                                  2000
                                           ----                                  ----
                                                            (In Thousands)

 Net plant                                 $   156,017      $   167,317
 Other assets                                2,140,575        2,520,887
 Liabilities and debt                       (2,082,277)      (2,437,609)
                                           -----------      -----------
 Net assets                                $   214,315      $   250,595
                                           ===========      ===========
 Company's equity in net assets            $    49,325      $    45,966
                                           ===========      ===========


Nuclear Units Permanently Shut Down

     Three regional nuclear generating companies in which the Company has a minority interest own nuclear generating units that have been permanently shut down. These three units are as follows:


                             Future
                           The Company's                 Estimated
                           Investment                     Billings to
                           as of 9/30/00     Date        the Company
Unit                     %     $(millions)                 Retired                $(millions)
-----------------------------------------------------------------
Yankee Atomic                  34.5            4            Feb 1992           0
Connecticut Yankee             19.5           15            Dec 1996          75
Maine Yankee                   24.0           18            Aug 1997         143


     In the case of each of these units, the Company has recorded a liability and an offsetting regulatory asset reflecting the estimated future billings from the companies. In a 1993 decision, the Federal Energy Regulatory Commission (FERC) allowed Yankee Atomic to recover its undepreciated investment in the plant, including a return on that investment, as well as unfunded nuclear decommissioning costs and other costs. Maine Yankee and Connecticut Yankee recover their costs, including a return, in accordance with settlement agreements approved by the FERC in May 1999 and July 2000, respectively. Prospectively, under the FERC settlement agreement, Connecticut Yankee has agreed to reduce annual collections for decommissioning through the use of its pre-1983 spent fuel trust funds and to limit its return on equity to 6 percent. In addition, Connecticut Yankee, Yankee Atomic, and Maine Yankee continue to pursue litigation against the Department of Energy (DOE) to assume financial responsibility for storage of spent nuclear fuel. Under rate provisions approved by the FERC for Connecticut Yankee and Yankee Atomic, any recovery from the DOE proceedings after litigation expenses and taxes would be returned to customers.

     A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

     Maine Yankee had hired Stone & Webster, Inc. (S&W), an engineering, construction, and consulting company, as the principal contractor to decommission the unit. In May 2000, Maine Yankee terminated its long-term contract with S&W and negotiated an arrangement with S&W to continue work until June 2000. On June 2, 2000, S&W filed for Chapter 11 bankruptcy protection due to financial difficulties. S&W was ultimately acquired by Shaw Engineering Group. Bids were submitted to Maine Yankee on October 31, 2000, by candidates to succeed S&W as the principal contractor to complete decommissioning. On June 30, 2000, Federal Insurance Company (Federal) filed a complaint in S&W's bankruptcy proceeding which alleges that Maine Yankee improperly terminated its contract with S&W. If the court were to make such a finding, Federal would be excused from a $37 million performance bond liability to Maine Yankee. Federal's complaint has been removed to the US Federal District Court in Maine for jury trial. On August 24, 2000, Maine Yankee filed a $78.2 million damage claim against S&W in the bankruptcy proceeding. At this time, the Company is unable to determine the potential impact, if any, of these developments.

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

Vermont Yankee

     The following table summarizes the Company's interest in the Vermont Yankee Nuclear Power Corporation as of September 30, 2000:


                    The Company's Interest
                                (millions of dollars)

     Equity                            Net     Estimated             Decommissioning
Ownership       Equity          Plant   Decommissioning                       Fund         License
  Interest (%)         Investment          Assets Cost (in 1999$)                      Balance       Expiration
  ------------         ----------          ------ ---------------                      -------       ----------
      22.5              $12            $35        $97                          $51            2012


     In November 1999, the Vermont Yankee Nuclear Power Corporation entered into an agreement with AmerGen Energy Company (AmerGen), a joint venture between PECO Energy and British Energy, to sell the assets of Vermont Yankee. Under the terms of the agreement, after a Vermont Yankee contribution toward the plant's decommissioning trust fund, AmerGen will take over the fund and assume responsibility for the actual cost of decommissioning the plant. The agreement would also require the existing power purchasers (including the Company) to continue to purchase the output of the plant or to buy out of the purchased power obligation. In November 1999, the Company signed an agreement to buy out of its obligation, requiring future payments which will be recovered through the Company's CTC. The Company has recorded an accrued liability and offsetting regulatory asset of $80 million for its share of future liabilities related to Vermont Yankee, including the purchased power contract termination payment obligation, but excluding interest and a return allowance. Although the NRC and the FERC have technically approved the proposed sale, Vermont Yankee has notified AmerGen that neither approval can be deemed final and therefore both approvals remain subject to resolution of certain issues before they would be considered satisfactory to Vermont Yankee in accordance with the terms of its sale agreements with AmerGen. The sale is also contingent upon additional regulatory approvals by the Securities and Exchange Commission, under the Public Utility Holding Company Act of 1935, and the Vermont Public Service Board
(VPSB). The Vermont Department of Public Service (VDPS) has filed briefs with the VPSB opposing the transaction. On October 26, 2000, however, the VPSB granted a motion filed by AmerGen, which was supported by the VDPS and Vermont Yankee, requesting the VPSB to delay any decision in the Vermont proceeding until November 15, 2000. AmerGen requested the delay to provide the parties with sufficient time to consider a revised settlement proposal.

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

     On August 7, 2000, Dominion Resources, Inc. (Dominion) agreed to purchase the Millstone units, including the Company's 16.2 percent share of Millstone 3, for $1.3 billion in cash. The purchase has received clearance from the Department of Justice/Federal Trade Commission. The purchase must also be approved by the NRC, the FERC, and public utility commissions in various states affected by the purchase transaction. Filings for approval have been made with each regulatory agency. Dominion expects to finalize the transaction by April 2001.

     Any amounts received pursuant to a sale will, after reimbursement of the Company's transaction costs and net investment in Millstone 3, be credited to customers.

Seabrook 1

     As part of its restructuring settlement with the State of New Hampshire, Public Service Company of New Hampshire (PSNH), through its affiliate, North Atlantic Energy Corporation (NAEC), has committed to seek New Hampshire Public Utilities Commission approval of a definitive plan to sell, via public auction, its share of Seabrook 1, with such sale to occur no later than December 31, 2003. NAEC owns the largest percentage of the plant with a
35.98 percent interest, and its affiliate, North Atlantic Energy Service Corporation, is the plant operator. As part of its settlement, PSNH has also agreed to make all reasonable efforts to bundle its interests with those of other owners (including the Company) seeking to sell their interests.

Note C - Town of Norwood Dispute
--------------------------------

     From 1983 until 1998, the Company was the wholesale power supplier for the Town of Norwood, Massachusetts (Norwood). In April 1998, Norwood began taking power from another supplier. Pursuant to a tariff amendment approved by the FERC in May 1998, the Company has been assessing Norwood a CTC. Through September 2000, the charges assessed Norwood amount to approximately $23 million, all of which remain unpaid. The Company has filed a collection action in Massachusetts Superior Court (Superior Court).

     Separately, Norwood filed suit in Federal District Court (District Court) in April 1997 alleging that the divestiture of the Company's nonnuclear generating business (the divestiture) violated the terms of the 1983 power contract and contravened antitrust laws. The District Court dismissed the lawsuit. On appeal, the First Circuit Court of Appeals (First Circuit) consolidated appeals Norwood made from FERC's orders approving the Company's divestiture, the wholesale rate settlement between the Company and its distribution affiliates, and the CTC tariff amendment. In February 2000, the First Circuit dismissed Norwood's appeal from the FERC orders and dismissed its appeal from all but one of

Norwood's District Court claims, which relates to alleged generation market power. In February and March 2000, respectively, the First Circuit denied Norwood's petition for further review of its District Court claims decision and its decision on the FERC orders. On May 30, 2000, Norwood petitioned the US Supreme Court for review of the First Circuit decisions. On October 2, 2000, the US Supreme Court refused Norwood's petitions to review the First Circuit decisions affirming (a) the FERC's approval of the CTC, the divestiture, and the settlement agreements regarding termination of the Company's power sales agreements with its affiliates, and (b) the US District Court's dismissal of Norwood's antitrust and breach of contract claims.

     In the District Court action, on April 10, 2000, the Company renewed its motion to dismiss Norwood's remaining claim. Norwood amended its complaint to reassert a request for rescission of the divestiture, which it had earlier dropped. A hearing took place before the District Court on July 18, 2000.

     In the Superior Court collection action, Norwood moved to dismiss the Company's complaint, which the Superior Court denied on April 30, 1999. Norwood filed counterclaims against the Company, which the Company moved to dismiss. The Superior Court deferred decision on the Company's motion pending resolution of Norwood's various appeals to the First Circuit, and on July 21, 2000, the Company renewed its motion to dismiss in light of the First Circuit decisions and filed a motion for summary judgement.

     Norwood has also appealed a June 1999 FERC decision that rejected Norwood's challenge to the calculation of the CTC based on the terms of the 1983 power contract, which Norwood contended ended in October 1998, not October 2008. On June 29, 2000, the First Circuit rejected Norwood's appeal.

Note D - Merger Agreement with Niagara Mohawk
---------------------------------------------

     On September 5, 2000, National Grid USA's parent company, National Grid Group plc (National Grid), and Niagara Mohawk Holdings, Inc., announced a merger agreement under which National Grid will acquire Niagara Mohawk (NiMo) through the formation of a new National Grid holding company, New National Grid, and the exchange of NiMo shares for a combination of American Depositary Shares (ADSs) and cash. The terms of the agreement value the transaction at approximately $3.0 billion.

     The transaction is expected to be completed by late 2001, and is subject to a number of conditions, including regulatory and other governmental approvals, the sale of NiMo's nuclear facilities or other satisfactory arrangements being reached, and approval by NiMo and National Grid shareholders.

Note E - Acquisition of Eastern Utilities Associates
----------------------------------------------------

     The acquisition of Eastern Utilities Associates (EUA) by
National Grid USA was completed on April 19, 2000 for $642 million, or $31.459 per share. On May 1, 2000, Montaup Electric Company
(Montaup), formerly a subsidiary of EUA, was merged into the Company.

     The acquisition of EUA was accounted for by the purchase method, the application of which, including the recognition of goodwill, has been pushed down and reflected on the financial statements of the National Grid USA subsidiaries, including the Company. Total goodwill amounted to $394 million, of which the Company was allocated $7.8 million relative to the merger of Montaup into the Company. This amount was determined pursuant to an independent study conducted by a third party and is being amortized over 20 years.

     Combined with the amortization of goodwill allocated to the Company from the acquisition of New England Electric System (NEES) by National Grid, the total annual amortization of goodwill will amount to approximately $17.5 million. Disclosure regarding the acquisition of NEES by National Grid is contained in the Company's Transitional Annual Report on Form 10-K for the period ended March 31, 2000.

     As a result of the acquisition, Montaup's balance sheet accounts were incorporated into the financial statements of the Company as of May 1, 2000. Listed below are the significant account balances incorporated.

                                                    May 1, 2000 Balance
                                                     (In Thousands)
Assets

Utility plant, at original cost                             $227,114
Accumulated provisions for depreciation                     $(92,093)
 and amortization
Regulatory assets (current and long-term)                   $547,412

Liabilities

Other paid-in capital                                       $135,444
Deferred federal and state income taxes                     $104,860
Accrued Yankee nuclear plant costs                                 $ 46,030
Purchased power obligations
 (current and long-term)                                    $176,257
Other reserves and deferred credits                         $174,942

     The accompanying statements of operations do not include any revenues or expenses related to Montaup prior to the subsidiary companies' merger on May 1, 2000.

     The following unaudited pro forma information presents the results of operations of the Company assuming the merger of Montaup into the Company occurred on October 1, 1998. This pro forma information has been prepared for comparative purposes only and includes an adjustment for additional amortization expense as a result of goodwill. This information does not purport to be indicative of the results of operations that actually would have resulted had the merger occurred on October 1, 1998, or of future results of the Company.

Supplemental Unaudited Pro Forma Information
Periods Ended September 30
(In Thousands)


                                       Three Months      Six Months             Twelve Months
                                       ------------      ----------             -------------
                     2000     1999            2000     1999     2000          1999
                     ----     ----            ----     ----     ----          ----
Combined Operating
 Revenues             $175,390         $195,650         $344,977          $408,759            $712,100            $882,791
Net Earnings          $ 16,460         $ 17,385         $ 30,129          $ 30,344            $ 61,721            $ 68,504

Note F
------

     Income statements for the six and twelve month periods ended September 30, 2000, reflect a reclassification of approximately $4.3 million and approximately $4.7 million, respectively, of goodwill amortization previously reflected on the "Depreciation and amortization" line in "Operating expenses," but now reported in "Other income and expense."

Note G
------

     In the opinion of the Company, these financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's Transitional Annual Report on Form 10-K for the period ended March 31, 2000.

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

     The Company is a subsidiary of National Grid USA, formerly New England Electric System (NEES). NEES was acquired by National Grid Group plc (National Grid) in March 2000.

Merger Agreement with Niagara Mohawk
-----------------------------------

     On September 5, 2000, National Grid USA's parent company, National Grid, and Niagara Mohawk Holdings, Inc., announced a merger agreement under which National Grid will acquire Niagara Mohawk (NiMo) through the formation of a new National Grid holding company, New National Grid, and the exchange of NiMo shares for a combination of American Depositary Shares (ADSs) and cash. The terms of the agreement value the transaction at approximately $3.0 billion.

     The transaction is expected to be completed by late 2001, and is subject to a number of conditions, including regulatory and other governmental approvals, the sale of NiMo's nuclear facilities or other satisfactory arrangements being reached, and approval by NiMo and National Grid shareholders.

Acquisition of Eastern Utilities Associates
-------------------------------------------

     The acquisition of Eastern Utilities Associates (EUA) by
National Grid USA was completed on April 19, 2000 for $642 million, or $31.459 per share. On May 1, 2000, Montaup Electric Company
(Montaup), formerly a subsidiary of EUA, was merged into the Company.

     The acquisition of EUA was accounted for by the purchase method, the application of which, including the recognition of goodwill, has been pushed down and reflected on the financial statements of the National Grid USA subsidiaries, including the Company. Total goodwill amounted to $394 million, of which the Company was allocated $7.8 million relative to the merger of Montaup into the Company. This amount was determined pursuant to an independent study conducted by a third party and is being amortized over 20 years.

     Combined with the amortization of goodwill allocated to the Company from the acquisition of NEES by National Grid, the total annual amortization of goodwill will amount to approximately $17.5 million. Disclosure regarding the acquisition of NEES by National Grid is contained in the Company's Transitional Annual Report on Form 10-K for the period ended March 31, 2000.

     As a result of the acquisition, Montaup's balance sheet accounts were incorporated into the financial statements of the Company as of May 1, 2000. Listed below are the significant account balances incorporated.

                                                    May 1, 2000 Balance
                                                     (In Thousands)
Assets

Utility plant, at original cost                             $227,114
Accumulated provisions for depreciation                     $(92,093)
 and amortization
Regulatory assets (current and long-term)                   $547,412

Liabilities

Other paid-in capital                                       $135,444
Deferred federal and state income taxes                     $104,860
Accrued Yankee nuclear plant costs                                 $ 46,030
Purchased power obligations
 (current and long-term)                                    $176,257
Other reserves and deferred credits                         $174,942

     The accompanying statements of operations do not include any revenues or expenses related to Montaup prior to the subsidiary companies' merger on May 1, 2000.

     The following unaudited pro forma information presents the results of operations of the Company assuming the merger of Montaup into the Company occurred on October 1, 1998. This pro forma information has been prepared for comparative purposes only and includes an adjustment for additional amortization expense as a result of goodwill. This information does not purport to be indicative of the results of operations that actually would have resulted had the merger occurred on October 1, 1998, or of future results of the Company.


Supplemental Unaudited Pro Forma Information
Periods Ended September 30
(In Thousands)

                                       Three Months      Six Months             Twelve Months
                                       ------------      ----------             -------------
                     2000     1999            2000     1999     2000          1999
                     ----     ----            ----     ----     ----          ----
Combined Operating
 Revenues             $175,390         $195,650         $344,977          $408,759            $712,100            $882,791
Net Earnings          $ 16,460         $ 17,385         $ 30,129          $ 30,344            $ 61,721            $ 68,504

Change of Fiscal Year
---------------------

     National Grid USA and its subsidiaries, including the Company, changed their fiscal year from a calendar year ending December 31, to a fiscal year ending March 31. The Company made this change in order to align its fiscal year with that of National Grid USA's parent company, National Grid. The Company's first new full fiscal year began on April 1, 2000 and will end on March 31, 2001. This report reflects results of operations for the second quarter and first six months of the Company's new fiscal year 2001.

Industry Restructuring
----------------------

     For a full discussion of industry restructuring activities, the Company's divestiture of its nonnuclear generating business (the divestiture) and stranded cost recovery, see the "Industry Restructuring" section in the Company's Transitional Annual Report on Form 10-K for the period ended March 31, 2000.

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

     As a result of applying FAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through the CTC. At September 30, 2000, this amounted to approximately $1.7 billion, including $1.1 billion related to the above-market costs of purchased power contracts, $0.3 billion related to accrued Yankee nuclear plant costs, and $0.3 billion related to other net CTC regulatory assets.

Earnings
--------

     Net income for both the quarter and six month period ended September 30, 2000 decreased approximately $1 million compared with the same periods in 1999. The decrease in earnings is a result of goodwill amortization from the mergers with National Grid and EUA, increased interest expense, and decreased mitigation incentives, partially offset by increased income due to the May 1, 2000 merger with Montaup, and increased earnings from nuclear operations.

Operating Revenue
-----------------

     Operating revenue for the quarter and six month period increased approximately $33 million and $50 million, respectively, compared with the same periods in 1999. These increases are primarily due to the merger with Montaup effective May 1, 2000, as well as increased sales and rates related to obligations to new customer load in Rhode Island, and a net increase in CTC revenues due to fully reconciling true-up mechanisms which allow the Company to adjust revenues proportionately with correlating expenses.

     For the six month period, the increase also reflects increased kilowatthour sales from partially owned nuclear generating facilities, which experienced refueling outages during the quarter ended June 30, 1999.

Operating Expenses
------------------

     Operating expenses for the quarter and six month period increased $23 million and $37 million, respectively, compared with the same periods in 1999.

     Purchased power expense increased approximately $16 million and $30 million for the quarter and six month period, respectively. The increases are primarily attributed to the inclusion of Montaup's purchased power costs effective May 1, 2000, increased fuel prices, and an increase in standard offer purchases related to obligations to supply new customer load in Rhode Island, partially offset by a decrease in purchased power charges from the Yankee Atomic nuclear power plant as a result of the completion of the purchased power contract and final billing for June 2000.

     Nuclear operation and maintenance expenses increased approximately $1 million for the quarter, reflecting the merger of Montaup's ownership percentage of Millstone 3 with the Company's effective as of the merger date. These expenses decreased $6 million for the six month period as a result of reduced expenses at the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities, which experienced refueling outages during the quarter ended June 30, 1999.

     For the six month period, other operating expenses decreased approximately $1 million compared with the same period in 1999, primarily due to reduced pension and postretirement healthcare expenses, partially offset by the receipt of a transmission wheeling refund that reduced expense in June 1999.

Interest Expense
----------------

     The increase in interest expense for the quarter and six month period is primarily due to increased interest rates on variable rate long-term debt and increased short-term debt borrowings.

Utility Plant Expenditures and Financing
----------------------------------------

     Cash expenditures for the Company for utility plant totaled $22 million for the quarter ended September 30, 2000 and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internally generated funds.

     Dividends payable at March 31, 2000, in the amount of $256 million, were paid on June 27, 2000.

     On September 19, 2000, the Company repurchased 961 shares of its 6 percent $100 par value preferred stock for $79,766.
Approximately $17,000 of this transaction was credited to retained earnings.

     At September 30, 2000, the Company had $100 million of short-term debt outstanding to affiliates and an additional $64 million in commercial paper mode. The Company has regulatory approval to issue up to $375 million of short-term debt. On October 25, 2000, the Company received the necessary regulatory approvals which will allow $39 million of variable rate debt to remain outstanding through 2015. This will result in classifying that portion of the debt as long-term rather than short-term in subsequent reporting periods. Proceeds from the increase in short-term debt were utilized to pay Montaup's debt of approximately $91 million and purchased power contract payable of approximately $60 million.

     At September 30, 2000, the Company had lines of credit and standby bond purchase facilities with banks totaling $460 million which are available to provide liquidity support for $435 million of the Company's short-term and long-term bonds in tax-exempt commercial paper mode, and for other corporate purposes. There were no borrowings under these lines of credit at September 30, 2000.

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

     Information concerning dismissal of a lawsuit brought against the Company by the Town of Norwood, Massachusetts and appeals of that lawsuit and related Federal Energy Regulatory Commission orders, U. S. Supreme Court decision refusing to review First Circuit decisions, and the Company's collection action, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing Financial Data Schedules.

                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW ENGLAND POWER COMPANY

                              s/John Cochrane

                              John G. Cochrane, Treasurer,
                              Authorized Officer, and
                              Principal Financial Officer

Date: November 10, 2000