Form 10-Q
period 2000-12-31
NEW ENGLAND POWER CO
filed 2001-02-13
CIK 71337

      SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding: 3,619,896 shares at December 31, 2000.
      PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

NEW ENGLAND POWER COMPANY
Statements of Income
Periods Ended December 31
(Unaudited)
          Quarter                    Nine Months
          --------                    -----------
     2000          1999          2000          1999
     ----          ----          ----          ----
                    (In Thousands)

Operating revenue, principally from affiliates     $156,396     $ 147,478
$487,976     $ 429,164
                    --------     ---------     --------     ---------

Operating expenses:
     Fuel for generation     2,680     3,674     10,562     9,745
     Purchased electric energy:
           Contract termination and nuclear
            unit shutdown charges     47,191     44,979     158,711
140,904
       Other          21,846     18,697     63,482     45,620
     Other operation     16,236     18,001     48,742     51,726
     Maintenance     9,192     5,799     19,878     22,770
     Depreciation and amortization     22,033     20,510     65,280     62,713
      Taxes, other than income taxes     6,225     3,573     17,922     14,648
     Income taxes     8,953     8,318     35,882     24,533
                    --------     ---------     --------     ---------
               Total operating expenses     134,356     123,551
420,459     372,659
                    --------     ---------     --------     ---------
Operating income     22,040     23,927     67,517     56,505

Other income and (expense):
     Allowance for equity funds used
      during construction     -     382     (2)     1,370
     Equity in income of nuclear power companies     3,074     456
5,891     2,424
     Amortization of goodwill     (4,455)     -     (13,238)       -
     Other income (expense), net     (664)     (1,533)     1,560     1,653
                    --------     ---------     --------     ---------
               Operating and other income     19,995     23,232     61,728
61,952
                    --------     ---------     --------     ---------

Interest:
     Interest on long-term debt     4,942     4,338     13,777     10,909
     Other interest     331     311     3,078     763
     Allowance for borrowed funds used during
       construction      (58)     (163)     (590)     (389)
                    --------     ---------     --------     ---------
               Total interest     5,215     4,486     16,265     11,283
                    --------     ---------     --------     ---------

Net income     $ 14,780     $  18,746     $ 45,463     $  50,669
                    ========     =========     ========     =========


Statements of Retained Earnings
(In Thousands)


Retained earnings at beginning of period     $ 32,530     $ 249,979      $
1,415     $ 217,839
Net income     14,780     18,746     45,463     50,669
Dividends declared on cumulative
     preferred stock     (22)     (23)     (69)     (70)
Dividends declared on common stock     -     (241,415)     -     (241,415)
Gain on redemption of preferred stock     4     -     21     264
Acquisition adjustment     -     -     462     -
                    --------     ---------     --------     ---------
Retained earnings at end of period     $ 47,292     $  27,287     $ 47,292
$  27,287
                    ========     =========     ========     =========

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by National Grid USA.

             NEW ENGLAND POWER COMPANY
Statements of Income
Twelve Months Ended December 31
(Unaudited)
     2000          1999
     ----          ----
          (In Thousands)

Operating revenue, principally from affiliates     $622,540     $ 596,341
                    --------     ---------
Operating expenses:
     Fuel for generation     14,110     12,803
     Purchased electric energy:
           Contract termination and nuclear
            unit shutdown charges     206,116     187,777
           Other     78,164     56,731
     Other operation     64,502     70,936
     Maintenance     24,198     28,536
     Depreciation and amortization         82,242     103,080
     Taxes, other than income taxes     23,483     20,282
     Income taxes     45,523     37,633
                    --------     ---------
               Total operating expenses     538,338     517,778
                    --------     ---------
Operating income     84,202     78,563

Other income and (expense):
     Allowance for equity funds used during construction     (395)     1,958
     Equity in income of nuclear power companies     6,753     2,939
     Amortization of goodwill     (13,604)     -
     Other income (expense), net     3,410     2,087
                    --------     ---------
               Operating and other income     80,366     85,547
                    --------     ---------

Interest:
     Interest on long-term debt     17,526     14,052
     Other interest     3,931     1,003
     Allowance for borrowed funds used during construction     (1,016)
(522)
                    --------     ---------
               Total interest     20,441     14,533
                    --------     ---------

Net income     $ 59,925     $  71,014
                    ========     =========


Statements of Retained Earnings
(In Thousands)


Retained earnings at beginning of period     $ 27,287     $ 204,603
Net income     59,925     71,014
Dividends declared on cumulative preferred stock     (93)     (94)
Dividends declared on common stock     (24,098)     (241,415)
Gain on redemption of preferred stock     21     264
Repurchase of common stock     -     (7,085)
Purchase accounting adjustment     (16,212)     -
Acquisition adjustment     462     -
                    --------     ---------
Retained earnings at end of period     $ 47,292     $  27,287
                    ========     =========


The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by National Grid USA.

             NEW ENGLAND POWER COMPANY
Balance Sheets
(Unaudited)
     December 31,          March 31,
ASSETS     2000          2000
------     ----          ----
          (In Thousands)

Utility plant, at original cost     $1,582,082     $1,318,026
     Less accumulated provisions for depreciation
      and amortization     967,723     854,309
                         ----------     ----------
                         614,359     463,717
Construction work in progress     36,296     35,730
                         ----------     ----------
                    Net utility plant     650,655     499,447
                         ----------     ----------
Goodwill, net of amortization     337,403     333,771

Investments:
     Nuclear power companies, at equity     46,457     45,966
     Decommissioning trust funds     48,898     36,279
     Non-utility property and other investments     14,671     7,490
                         ----------     ----------
                    Total investments     110,026     89,735
                         ----------     ----------
Current assets:
     Cash, and temporary cash investments (including
      $65,486,000 and $37,820,000 with affiliates)       74,546     226,921
     Accounts receivable:
          Affiliated companies     79,120     72,780
          Others     58,912     48,139
     Fuel, materials, and supplies, at average cost     10,448     10,345
     Prepaid and other current assets     11,442     25,377
     Regulatory asset purchased power obligations     104,583     74,988
                         ----------     ----------
                    Total current assets     339,051     458,550
                         ----------     ----------
Regulatory assets     1,576,578     1,210,800
Deferred charges and other assets     56,791     37,271
                         ----------     ----------
                         $3,070,504     $2,629,574
                         ==========     ==========

CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization:
     Common stock, par value $20 per share,
      Authorized - 6,449,896 shares
      Outstanding - 3,619,896 shares     $   72,398     $   72,398
     Other paid-in capital     727,004     582,983
     Retained earnings     47,292     1,415
     Unrealized gain (loss) on securities, net     (21)     -
                         ----------     ----------
                    Total common equity     846,673     656,796
     Cumulative preferred stock, par value $100 per share     1,436     1,567
     Long-term debt     410,277     371,773
                         ----------     ----------
                    Total capitalization     1,258,386     1,030,136
                         ----------     ----------
Current liabilities:
     Short-term debt (including $100,000,000 and $-0- to parent)
100,000     38,500
     Accounts payable (including $23,723,000 and $26,993,000
          to affiliates)     57,333     51,584
     Accrued liabilities:
          Taxes     34,137     2,394
          Interest     3,355     1,900
          Purchased power contract obligations     104,583     74,988
          Other accrued expenses     6,730     10,879
     Dividends payable     22     256,487
                         ----------     ----------
                    Total current liabilities     306,160     436,732
                         ----------     ----------
Deferred federal and state income taxes     272,767     176,351
Unamortized investment tax credits      13,593     16,733
Accrued Yankee nuclear plant costs     294,560     268,855
Purchased power obligations     659,704     611,802
Other reserves and deferred credits     265,334     88,965
                         ----------     ----------
                         $3,070,504     $2,629,574
                         ==========     ==========

The accompanying notes are an integral part of these financial statements.


NEW ENGLAND POWER COMPANY
Statements of Cash Flows
Nine Months Ended December 31
(Unaudited)
     2000          1999
     ----          ----
          (In Thousands)

Operating Activities:
          Net income     $  45,463     $ 50,669
          Adjustments to reconcile net income to net cash
               provided by operating activities:
          Depreciation and amortization     70,601     66,619
          Amortization of goodwill     13,238     -
          Deferred income taxes and investment tax credits, net
(6,310)     8,385
          Allowance for funds used during construction     (588)     (1,759)
          Buyout of purchased power contracts     -     (3,472)
          Changes in assets and liabilities, net of effects of
merger:
               Decrease (increase) in accounts receivable, net     4,728
(15,184)
               Decrease (increase) in fuel, materials, and supplies     1
(899)
               Decrease (increase) in regulatory assets     152,039     83,929
               Decrease (increase) in prepaid and other current assets
17,110     (23,900)
               Increase (decrease) in accounts payable     (9,497)
(17,198)
               Increase (decrease) in purchased power
   contract obligations     (98,760)     (92,028)
               Increase (decrease) in other current liabilities     26,483
(3,428)
               Increase (decrease) in other non-current liabilities
(18,898)     51,144
               Other, net     (53,597)     (46,332)
                         ---------     --------
                    Net cash provided by (used in) operating activities     $
142,013     $ 56,546
                         ---------     --------

Investing Activities:
          Plant expenditures, excluding allowance for
               funds used during construction     $ (38,566)     $(43,148)
          Other investing activities     (8,605)     (4,391)
                         ---------     --------
                    Net cash provided by (used in) investing activities     $
(47,171)     $(47,539)
                         ---------     --------

Financing Activities:
          Dividends paid on common stock     $(256,463)     $ (9,050)
          Dividends paid on preferred stock     (69)     (94)
          Changes in short-term debt     61,500     38,500
          Long-term debt - issues     38,500     -
          Long-term debt - retirements     (90,575)     -
          Redemption of preferred stock, net     (110)     -
                         ---------     --------
                    Net cash provided by (used in) financing activities
$(247,217)     $ 29,356
                         ---------     --------

Net increase (decrease) in cash and cash equivalents     $(152,375)     $
38,363

Cash and cash equivalents at beginning of period     226,921     165,981
                         ---------     --------
Cash and cash equivalents at end of period     $  74,546     $204,344
                         =========     ========


The accompanying notes are an integral part of these financial statements.


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
NEW ENGLAND POWER COMPANY
Notes to Unaudited Financial Statements
/* WordPerfect Structure - Header A Ending */
Note A - Hazardous Waste
------------------------

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

      Note B - Nuclear Units
----------------------

Yankee Nuclear Power Companies (Yankees)

     The Company has minority interests in four Yankee Nuclear Power Companies. These ownership interests are accounted for on the equity method. The Company's share of the expenses of the Yankees is accounted for in "Purchased electric energy" on the income statement. A summary of combined results of operations, assets, and liabilities of the four Yankees is as follows:



                         Quarters Ended          Nine Months Ended
                                   December 31,
                                   -------------------------------------------
                         2000     1999          2000     1999
                         ----     ----          ----     ----
                              (In Thousands)
     Operating revenue     $53,661     $104,625     $223,865     $287,795
          =======     ========     ========     ========
     Net income     $ 2,957     $  2,456     $ 25,926     $  8,752
          =======     ========     ========     ========
     Company's equity in
      net income     $ 3,074     $    456     $  5,891     $  2,424
          =======     ========     ========     ========

          December 31,          March 31,
          2000               2000
          ----               ----
                    (In Thousands)

     Net plant     $   162,595     $   167,317
     Other assets     2,048,735     2,520,887
     Liabilities and debt     (1,997,252)     (2,437,609)
          -----------     -----------
     Net assets     $   214,078     $   250,595
          ===========     ===========
     Company's equity in net assets     $    46,457     $    45,966
          ===========     ===========

      Nuclear Units Permanently Shut Down

     Three of the Yankee Nuclear Power Companies in which the Company has a minority interest own nuclear generating units that have been permanently shut down. These three units are as follows:


                    Future
          The Company's          Estimated
          Investment          Billings to
          as of 12/31/00     Date     the Company
Unit      %     $(millions)     Retired      $(millions)
-----------------------------------------------------------------
Yankee Atomic     34.5     2     Feb 1992     0
Connecticut Yankee     19.5     15     Dec 1996     73
Maine Yankee     24.0     17     Aug 1997     139


     In the case of each of these units, the Company has recorded a liability and an offsetting regulatory asset reflecting the estimated future billings from the companies. In a 1993 decision, the Federal Energy Regulatory Commission (FERC) allowed Yankee Atomic to recover its undepreciated investment in the plant, including a return on that investment, as well as unfunded nuclear decommissioning costs and other costs. Maine Yankee and Connecticut Yankee recover their costs, including a return, in accordance with settlement agreements approved by the FERC in May 1999 and July 2000, respectively. Prospectively, under the FERC settlement agreement, Connecticut Yankee has agreed to reduce annual collections for decommissioning through the use of its pre-1983 spent fuel trust funds and to limit its return on equity to 6 percent. In addition, Connecticut Yankee, Yankee Atomic, and Maine Yankee continue to pursue litigation against the Department of Energy (DOE) to assume financial responsibility for storage of spent nuclear fuel. Under rate provisions approved by the FERC for Connecticut Yankee and Yankee Atomic, any recovery from the DOE proceedings after litigation expenses and taxes will be returned to customers.

     A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

     Maine Yankee had hired Stone & Webster, Inc. (S&W), an engineering, construction, and consulting company, as the principal contractor to decommission the unit. In May 2000, Maine Yankee terminated its long-term contract with S&W and negotiated an arrangement with S&W to continue work through June 2000. On June 2, 2000, S&W filed for Chapter 11 bankruptcy protection. Confidential bids were submitted to Maine Yankee on October 31, 2000, by candidates to succeed S&W as the principal contractor to complete decommissioning. On January 26, 2001, the Maine Yankee Board of Directors announced that it had rejected the bids and approved a plan to self-manage Maine Yankee's decommissioning process. On June 30, 2000, Federal Insurance Company (Federal) filed a complaint in S&W's bankruptcy proceeding which alleges that Maine Yankee improperly terminated its contract with S&W. If the court were to make such a finding, Federal would be excused from a $37 million performance bond liability to Maine Yankee. Federal's complaint has been removed to the US Federal District Court in Maine for jury trial. On August 24, 2000, Maine Yankee filed a $78.2 million damage claim against S&W in the bankruptcy proceeding. At this time, the Company is unable to determine the potential impact, if any, of these developments.

     Under the provisions of the Company's industry restructuring settlement agreements approved by state and federal regulators in 1998, the Company recovers all costs, including shutdown costs, that the FERC allows these Yankee companies to bill to the Company.

Operating Nuclear Units

     The Company has minority interests in three operating nuclear generating units which the Company is engaged in efforts to divest: Vermont Yankee, Millstone 3, and Seabrook 1. Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, have increased in recent years and could adversely affect their service lives, availa bility, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased Nuclear Regulatory Commission (NRC) scrutiny. The
Company performs periodic economic viability reviews of operating nuclear units in which it holds ownership interests. Until such time as the Company divests its operating nuclear interests, the Company will share with customers, through contract termination charges (CTC), 80 percent of the revenues and operating costs related to the Company's interest in these units, with shareholders retaining the balance.
      Vermont Yankee

     The following table summarizes the Company's interest in the Vermont Yankee Nuclear Power Corporation as of December 31, 2000:


                              The Company's Interest
                                        (millions of dollars)
               ----------------------------------------------
     Equity                    Net          Estimated
Decommissioning
Ownership          Equity          Plant     Decommissioning
Fund          License
     Interest (%)          Investment          Assets     Cost (in
2000$)               Balance          Expiration
     ------------          ----------          ------
---------------               -------          ----------
     22.5          $12          $36          $102
$53          2012


     In November 1999, the Vermont Yankee Nuclear Power Corporation entered into an agreement with AmerGen Energy Company (AmerGen), a joint venture between PECO Energy and British Energy, to sell the assets of Vermont Yankee. Approval of the sale is pending before the Vermont Public Service Board
(VPSB), among other regulatory agencies. Since that time, the agreement has been revised and several other parties have indicated to the VPSB that they were prepared to make an offer for Vermont Yankee. At a hearing on January 29, 2001, the Chairman of the VPSB indicated that the VPSB would decide in mid-February 2001 whether it would reject the AmerGen agreement, thereby enabling Vermont Yankee to go forward with an auction of the unit, or take other action. Any sale of the plant is contingent upon the receipt of regulatory approvals by the Securities and Exchange Commission, under the Public Utility Holding Company Act of 1935, the FERC, the NRC, the VPSB, and other state regulatory commissions with jurisdiction over other equity owners of Vermont Yankee.

     Under the terms of the original AmerGen agreement, after a Vermont Yankee contribution toward the plant's decommissioning trust fund, AmerGen would take over the fund and assume responsibility for the actual cost of decommissioning the plant. The agreement would also require the existing power purchasers (including the Company) to continue to purchase the output of the plant or to buy out of the purchased power obligation. In November 1999, the Company signed an agreement to buy out of its obligation, requiring future payments which would be recovered through the Company's CTC. The Company recorded an accrued liability and offsetting regulatory asset of $80 million for its share of future liabilities related to Vermont Yankee, including the purchased power contract termination payment obligation, but excluding interest and a return allowance.

     On November 15, 2000, Vermont Yankee entered into a revised sale agreement with AmerGen which expires at the end of June 2001. The Vermont Department of Public Service was also a signatory. The revised agreement would represent an approximate $10 million net present value improvement from the original agreement for the Company's 22.5 percent share of the plant.

     On November 28, 2000, Entergy Corporation (Entergy) petitioned to intervene in the VPSB proceeding and informed the VPSB that it was prepared to make an offer to buy the plant. On December 8, 2000, the VPSB granted Entergy's request to submit a bid for Vermont Yankee, which was submitted on January 12, 2001 and was followed shortly thereafter by a revised offer from AmerGen. On December 5, 2000, Dominion Resources, Inc. (Dominion) indicated by letter to the VPSB that it was also interested in bidding on Vermont Yankee. In addition, on January 10, 2001, Constellation Energy Group, Inc. (Constellation) also indicated a willingness to bid and urged the VPSB to move forward with an auction of the plant.

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

     On August 7, 2000, Dominion agreed to purchase the Millstone units, including the Company's 16.2 percent share of Millstone 3, for $1.3 billion in cash. The purchase is contingent upon approval by the Department of Justice/Federal Trade Commission (DOJ/FTC), the NRC, the FERC, the Massachusetts Department of Telecommunications and Energy (MDTE), and public utility commissions in various states affected by the purchase transaction. Filings for approval have been made with each regulatory agency. To date, approvals have been received from the DOJ/FTC, the MDTE, the FERC, and various states affected by the transaction, including the Connecticut Department of Public Utility Control, the New Hampshire Public Utilities Commission (NHPUC), and the VPSB. Dominion expects to finalize the transaction by April 2001.

     In November 2000, the Rhode Island Attorney General and the Rhode Island Division of Public Utilities and Carriers filed a protest at the FERC contending that the payment the Company will receive from the sale of Millstone 3, as established by its agreement with NU, is insufficient. On December 13, 2000, the Company and other parties to the Millstone sale submitted answers opposing Rhode Island's position and arguing, among other things, that Rhode Island's contention is well beyond the scope of the FERC proceeding which was initiated for the sole purpose of receiving approval to transfer Millstone to Dominion. The Company further stated that concerns over the customer rate impact of the Company's agreement with NU are more appropriately addressed under the terms of its restructuring settlements and need not delay the FERC's approval of the sale. On January 25, 2001, the FERC found that Rhode Island's objection was beyond the scope of the proceeding and approved the sale.

     Any amounts received pursuant to a sale will, after reimbursement of the Company's transaction costs and net investment in Millstone 3, be credited to customers.

      Seabrook 1

     As part of its restructuring settlement with the State of New Hampshire, Public Service Company of New Hampshire (PSNH), through its affiliate, North Atlantic Energy Corporation (NAEC), has committed to seek NHPUC approval of a definitive plan to sell, via public auction, its share of Seabrook 1, with such sale to occur no later than December 31, 2003. NAEC owns the largest percentage of the plant with a 35.98 percent interest, and its affiliate, North Atlantic Energy Service Corporation, is the plant operator. As part of its settlement, PSNH has also agreed to make all reasonable efforts to bundle its interests with those of other owners (including the Company) seeking to sell their interests.

     On December 15, 2000, NU filed its divestiture plan before the NHPUC, requesting an expeditious process in order to permit a prompt sale of the plant. Under the terms of the PSNH Settlement and enabling legislation, the NHPUC will administer the sale of the plant with the assistance of a sale specialist. The Company generally supports the NU divestiture plan and will shortly file its own divestiture plan before the NHPUC indicating its willingness to move forward with the sale.

     On October 21, 2000, Seabrook Station began a planned 31-day refueling outage. On Wednesday, November 1, 2000, with the reactor core fully off-loaded, the station experienced the first of two equipment problems on one of the two emergency diesel generators (EDG), which required extensive repairs before the station could be returned to service. The plant returned to full operation on February 1, 2001. The EDG problems extended the outage by approximately 71 days.

Note C - Town of Norwood Dispute
--------------------------------

     From 1983 until 1998, the Company was the wholesale power supplier for the Town of Norwood, Massachusetts (Norwood). In April 1998, Norwood began taking power from another supplier. Pursuant to a tariff amendment approved by the FERC in May 1998, the Company has been assessing Norwood a CTC. Through December 2000, the charges assessed Norwood amount to approximately $26 million, all of which remain unpaid. The Company has filed a collection action in Massachusetts Superior Court (Superior Court).

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

     In the Superior Court collection action, Norwood moved to dismiss the Company's complaint, which the Superior Court denied on April 30, 1999. Norwood filed counterclaims against the Company, which the Company moved to dismiss. The Superior Court deferred decision on the Company's motion pending resolution of Norwood's various appeals to the First Circuit, and on July 21, 2000, the Company renewed its motion to dismiss in light of the First Circuit decisions and filed a motion for summary judgement. The Superior Court heard oral arguments on both motions on October 25, 2000.

     Norwood has also appealed a June 1999 FERC decision that rejected Norwood's challenge to the calculation of the CTC based on the terms of the 1983 power contract, which Norwood contended ended in October 1998, not October 2008. On June 29, 2000, the First Circuit rejected Norwood's appeal. On December 22, 2000, Norwood filed a petition for certiorari to the US Supreme Court for review of the First Circuit's decision.

Note D - Standard Offer Service and ICAP Deficiency Charge
----------------------------------------------------------

     Prior to divesting its nonnuclear generation business in 1998, the Company was the wholesale supplier of the electric energy requirements to the New England Electric System (NEES) retail companies. The Company's all-requirements contracts with its affiliated distribution companies, as well as with unaffiliated customers, were generally terminated pursuant to settlement agreements and tariff provisions in 1998. However, the Company remains obligated to provide transition power supply service to new customer load in Rhode Island at the standard offer price, but does not have a fixed price wholesale contract in place. Consequently, the Company is at risk for the difference between the actual cost of serving this load and the revenue received from this obligation. The standard offer rate that the Company charges for continuing to meet this obligation increased from 3.5 cents per kilowatthour (kWh) in 1999 to 3.8 cents per kWh effective January 1, 2000. The standard offer rate is also subject to a rolling twelve-month fuel index adjustment factor, which increased the rate by an additional 0.12 cents per kWh beginning in April 2000 up to 1.592 cents per kWh in December 2000. The Company meets this obligation by periodically procuring the necessary power supply at market prices. Over time, the Company cannot predict whether the resulting revenues will be sufficient to cover the costs of procuring such power.

     In a December 15, 2000 Order, the FERC rejected the Independent System Operator-New England's (ISO New England) proposed $0.17 per kW-month Installed Capacity (ICAP) deficiency charge and reinstated an administratively-determined deficiency charge of $8.75 per kW-month, retroactive to August 1, 2000. Several parties, including the Company, filed motions requesting rehearing of the ICAP Order and/or emergency motions for stay of the FERC's order. On January 10, 2001, the FERC granted these motions and will conduct a new hearing. If the $8.75 per kW-month ICAP deficiency charge were to be made effective as of August 1, 2000, it would impact the Company's cost of power to supply its all-requirements load obligations from August forward. In that event, increased ICAP revenues that the Company will receive from the sale of its generation unit entitlements would partially offset any additional cost. Prospectively, the Company has entered into an agreement to purchase capacity for partial protection against the possible increase in ICAP deficiency charges for the quarter ending March 31, 2001.

Note E - Merger Agreement with Niagara Mohawk
---------------------------------------------

     The Company is a wholly owned subsidiary of National Grid USA. On September 5, 2000, National Grid USA's parent company, National Grid Group plc (National Grid), and Niagara Mohawk Holdings, Inc., announced a merger agreement under which National Grid will acquire Niagara Mohawk (NiMo) through the formation of a new National Grid holding company and the exchange of NiMo shares for a combination of American Depositary Shares (ADSs) and cash. The terms of the agreement value the transaction at approximately $3.0 billion.

     The transaction is expected to be completed by late 2001, and is subject to a number of conditions, including regulatory and other governmental approvals and the sale of NiMo's nuclear facilities or other satisfactory arrangements being reached. The transaction has received approval by NiMo and National Grid shareholders. On December 12, 2000, Niagara Mohawk Power Corporation announced that it reached an agreement to sell its nuclear facilities to Constellation.

      Note F - Acquisition of Eastern Utilities Associates
----------------------------------------------------

     The acquisition of Eastern Utilities Associates (EUA) by National Grid USA was completed on April 19, 2000. On May 1, 2000, Montaup Electric Company (Montaup), formerly a subsidiary of EUA, was merged into the Company.

     The acquisition of EUA was accounted for by the purchase method, the application of which, including the recognition of goodwill, has been pushed down and reflected on the financial statements of the National Grid USA subsidiaries, including the Company. Total goodwill amounted to $402 million, of which the Company was allocated $8 million relative to the merger of Montaup into the Company. This amount was determined pursuant to an independent study conducted by a third party and is being amortized over 20 years.

     Combined with the amortization of goodwill allocated to the Company from the acquisition of NEES by National Grid, the total annual amortization of goodwill will amount to approximately $17.6 million. Disclosure regarding the acquisition of NEES by National Grid is contained in the Company's Transitional Annual Report on Form 10-K for the period ended March 31, 2000.

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

     The following unaudited pro forma information presents the results of operations of the Company assuming the merger of Montaup into the Company occurred on January 1, 1999. This pro forma information has been prepared for comparative purposes only and includes an adjustment for additional amortization expense as a result of goodwill. This information does not purport to be indicative of the results of operations that actually would have resulted had the merger occurred on January 1, 1999, or of future results of the Company.


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header A Beginning */
NEW ENGLAND POWER COMPANY
Notes to Unaudited Financial Statements
/* WordPerfect Structure - Header A Ending */

Supplemental Unaudited Pro Forma Information
Periods Ended December 31
(In Thousands)
          Three Months     Nine Months     Twelve Months
          ------------     -----------     -------------
     2000     1999     2000     1999     2000     1999
     ----     ----     ----     ----     ----     ----
Combined Operating
 Revenues     $156,396     $193,904     $501,373     $602,662     $674,593
$859,598
Net Earnings     $ 14,780     $ 17,865     $ 44,904     $ 48,176     $
58,598     $ 67,299


Note G
------

     Income statements for the nine and twelve month periods ended December 31, 2000, reflect a reclassification of approximately $4.3 million and approximately $4.7 million, respectively, of goodwill amortization previously reflected on the "Depreciation and amortization" line in "Operating expenses," but now reported in "Other income and expense."

Note H
------

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

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Header B Beginning */
NEW ENGLAND POWER COMPANY
/* WordPerfect Structure - Header B Ending */
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
-----------------------------------------------------------------

     This section contains management's assessment of New England Power Company's (the Company) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company's financial statements and footnotes and the Transitional Annual Report on Form 10-K for the period ended March 31, 2000.

     The Company is a wholly owned subsidiary of National Grid USA, formerly New England Electric System (NEES). NEES was acquired by National Grid Group plc (National Grid) in March 2000.

Merger Agreement with Niagara Mohawk
------------------------------------

     On September 5, 2000, National Grid USA's parent company, National Grid, and Niagara Mohawk Holdings, Inc., announced a merger agreement under which National Grid will acquire Niagara Mohawk (NiMo) through the formation of a new National Grid holding company and the exchange of NiMo shares for a combination of American Depositary Shares (ADSs) and cash. The terms of the agreement value the transaction at approximately $3.0 billion.

     The transaction is expected to be completed by late 2001, and is subject to a number of conditions, including regulatory and other governmental approvals and the sale of NiMo's nuclear facilities or other satisfactory arrangements being reached. The transaction has received approval by NiMo and National Grid shareholders. On December 12, 2000, Niagara Mohawk Power Corporation announced that it reached an agreement to sell its nuclear facilities to Constellation Energy Group, Inc.

Acquisition of Eastern Utilities Associates
-------------------------------------------

     The acquisition of Eastern Utilities Associates (EUA) by National Grid USA was completed on April 19, 2000. On May 1, 2000, Montaup Electric Company (Montaup), formerly a subsidiary of EUA, was merged into the Company.

Change of Fiscal Year
---------------------

     National Grid USA and its subsidiaries, including the Company, changed their fiscal year from a calendar year ending December 31, to a fiscal year ending March 31. The Company made this change in order to align its fiscal year with that of National Grid USA's parent company, National Grid. The Company's first new full fiscal year began on April 1, 2000 and will end on March 31, 2001. This report reflects results of operations for the third quarter and nine months of the Company's new fiscal year 2001.

      Standard Offer Service and ICAP Deficiency Charge
-------------------------------------------------

     Prior to divesting its nonnuclear generation business in 1998, the Company was the wholesale supplier of the electric energy requirements to the NEES retail companies. The Company's all- requirements contracts with its affiliated distribution companies, as well as with unaffiliated customers, were generally terminated pursuant to settlement agreements and tariff provisions in 1998. However, the Company remains obligated to provide transition power supply service to new customer load in Rhode Island at the standard offer price, but does not have a fixed price wholesale contract in place. Consequently, the Company is at risk for the difference between the actual cost of serving this load and the revenue received from this obligation. The standard offer rate that the Company charges for continuing to meet this obligation increased from 3.5 cents per kilowatthour (kWh) in 1999 to 3.8 cents per kWh effective January 1, 2000. The standard offer rate is also subject to a rolling twelve-month fuel index adjustment factor, which increased the rate by an additional 0.12 cents per kWh beginning in April 2000 up to 1.592 cents per kWh in December 2000. The Company meets this obligation by periodically procuring the necessary power supply at market prices. Over time, the Company cannot predict whether the resulting revenues will be sufficient to cover the costs of procuring such power.

     In a December 15, 2000 Order, the Federal Energy Regulatory Commission
(FERC) rejected the Independent System Operator-New England's (ISO New England) proposed $0.17 per kW-month Installed Capacity (ICAP) deficiency charge and reinstated an administratively-determined deficiency charge of $8.75 per kW- month, retroactive to August 1, 2000. Several parties, including the Company, filed motions requesting rehearing of the ICAP Order and/or emergency motions for stay of the FERC's order. On January 10, 2001, the FERC granted these motions and will conduct a new hearing. If the $8.75 per kW-month ICAP deficiency charge were to be made effective as of August 1, 2000, it would impact the Company's cost of power to supply its all-requirements load obligations from August forward. In that event, increased ICAP revenues that the Company will receive from the sale of its generation unit entitlements would partially offset any additional cost. Prospectively, the Company has entered into an agreement to purchase capacity for partial protection against the possible increase in ICAP deficiency charges for the quarter ending March 31, 2001.

Industry Restructuring
----------------------

     For a full discussion of industry restructuring activities, the Company's divestiture of its nonnuclear generating business (the divestiture) and stranded cost recovery, see the "Industry Restructuring" section in the Company's Transitional Annual Report on Form 10-K for the period ended March 31, 2000.

      Regulatory Asset Recovery
-------------------------

     Because electric utility rates have historically been based on a utility's costs, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general.
The Company applies the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FA S 71), which requires regulated entities, in appropriate circumstances, to establish regulatory assets or liabilities, and thereby defer the income statement impact of certain charges or revenues because they are expected to be collected or refunded through future customer billings. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board concluded that a utility that had received approval to recover stranded costs through regulated rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

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

     As a result of applying FAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through the CTC. At December 31, 2000, this amounted to approximately $1.7 billion, including $1.1 billion related to the above-market costs of purchased power contracts, $0.3 billion related to accrued Yankee nuclear plant costs, and $0.3 billion related to other net CTC regulatory assets.

Earnings
--------

     Net income for the quarter and nine month period ended December 31, 2000 decreased approximately $4 million and $5 million, respectively, compared with the same periods in 1999. The decrease in earnings is a result of goodwill amortization from the mergers with National Grid and EUA, increased purchased power costs, increased interest expense, and decreased mitigation incentives, partially offset by increased income due to the May 1, 2000 merger with Montaup, and increased earnings from nuclear operations.

      Operating Revenue
-----------------

     Operating revenue for the quarter and nine month period increased approximately $9 million and $59 million, respectively, compared with the same periods in 1999.

     Sales for resale for the quarter and nine month period increased approximately $12 million and $51 million, respectively, compared with the same periods in 1999. These increases are primarily due to increased sales and rates related to obligations to new customer load in Rhode Island, and increased unit contract sales from partially owned nuclear units which experienced refueling outages during the same periods in 1999. CTC revenues for the quarter and nine month period increased approximately $1 million and $5 million, respectively, due to fully reconciling true-up mechanisms which allow the Company to adjust revenues proportionately with correlating expenses. These increases were also affected by the merger with Montaup effective May 1, 2000.

     Transmission revenues decreased approximately $4 million for the third quarter and increased approximately $2 million for the nine month period compared with the same periods in 1999. The transmission charge is a formula rate which recovers the Company's actual costs plus a return on actual investment.

Operating Expenses
------------------

     Operating expenses for the quarter and nine month period increased $11 million and $48 million, respectively, compared with the same periods in 1999.

     Fuel for generation decreased approximately $1 million for the quarter, but increased approximately $1 million for the nine month period compared with the same periods in 1999. The decrease for the quarter is primarily attributed to a refueling outage at the partially owned Seabrook 1 nuclear generating facility. For the nine month period, the increase is due to refueling outages experienced at the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities during the quarter ended June 30, 1999. Operating expenses for both the quarter and the nine month period were affected by the inclusion of Montaup's ownership percentage of Millstone 3 with the Company's effective as of the merger date.

     Purchased power expense increased approximately $5 million and $36 million for the quarter and nine month period, respectively. The increases are primarily attributed to the inclusion of Montaup's purchased power costs effective May 1, 2000, increased fuel prices, and an increase in standard offer purchases related to obligations to supply new customer load in Rhode Island. These increases are partially offset by decreased purchased power charges from the Yankee Nuclear Power Companies (Yankees). Charges from Maine Yankee decreased due to a refund for the termination of excess nuclear insurance coverage. Vermont Yankee purchased power charges decreased due to the effect of a refueling outage during the quarter ended December 31, 1999. In addition, purchased power charges from the Yankee Atomic nuclear power plant decreased as a result of the completion of the purchased power contract and final billing in June 2000.

     Nuclear operation and maintenance expenses increased approximately $4 million for the quarter, reflecting the merger of Montaup's ownership percentage of Millstone 3 with the Company's effective as of the merger date, and the effects of increased operation and maintenance expenses during a refueling outage at Seabrook 1. For the nine month period, these expenses decreased approximately $2 million as a result of improved operations at Millstone 3 and reduced expenses primarily related to refueling outages at Millstone 3 and Seabrook 1 during the quarter ended June 30, 1999.

     For the quarter and nine month period, other nonnuclear operation and maintenance expenses decreased approximately $2 million and $4 million, respectively, compared with the same periods in 1999, primarily due to reduced pension and postretirement healthcare expenses and reduced transmission costs. For the nine month period, these decreases are partially offset by the receipt of a transmission wheeling refund that reduced expense in June 1999.

     Depreciation and amortization expenses increased approximately $2 million for the quarter and approximately $3 million for the nine month period due to increased nuclear depreciation as a result of the addition of Montaup's ownership percentage effective as of the merger date.

Interest Expense
----------------

     The increase in interest expense for the quarter and nine month period is primarily due to higher interest rates on variable rate long-term debt and increased short-term debt borrowings, as well as interest related to Montaup's CTC settlement.

Other Income and Expense
------------------------

     Other income for the quarter and nine month period increased approximately $3 million and $2 million, respectively, compared with the same periods in 1999. This increase was primarily related to increased earnings from the Yankees, partially offset by a decrease in allowance for equity funds used during construction.

     The amortization of goodwill of approximately $4 million for the quarter and $13 million for the nine month period resulted from the mergers with National Grid and EUA.

      Utility Plant Expenditures and Financing
----------------------------------------

     Cash expenditures for the Company for utility plant totaled $39 million for the nine months ended December 31, 2000 and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internally generated funds.

     Dividends payable at March 31, 2000, in the amount of $256 million, were paid on June 27, 2000.

     On September 19, 2000, the Company repurchased 961 shares of its 6 percent $100 par value preferred stock for $79,766. Approximately $17,000 of this transaction was credited to retained earnings. On October 17, 2000, the Company repurchased 350 shares of its 6 percent $100 par value preferred stock for $30,455. Approximately $4,000 of this transaction was credited to retained earnings.

     At December 31, 2000, the Company had $100 million of short- term debt outstanding to affiliates. The Company has regulatory approval to issue up to $375 million of short-term debt. On October 25, 2000, the Company received the necessary regulatory approvals to allow approximately $39 million of variable rate debt to remain outstanding through 2015. This results in classifying that debt as long-term rather than short-term for this period and subsequent reporting periods. Proceeds from the increase in short-term debt were utilized to pay Montaup's debt of approximately $91 million and purchased power contract obligations of approximately $60 million.

     At December 31, 2000, the Company had lines of credit and standby bond purchase facilities with banks totaling $456 million which are available to provide liquidity support for $410 million of the Company's long-term bonds in tax-exempt commercial paper mode, and for other corporate purposes. There were no borrowings under these lines of credit at December 31, 2000.
      Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

     New England Power Company's (the Company) major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt. At December 31, 2000, the Company's tax exempt variable rate long-term debt had a carrying value and fair value of approximately $410 million. While the ultimate maturity dates of the underlying loan agreements range from 2015 through 2022, this debt is issued in tax exempt commercial paper mode. The various components that comprise this debt are issued for periods ranging from one day to 270 days, and are remarketed through remarketing agents at the conclusion of each period. The weighted average variable interest rate for the nine months ended December 31, 2000, was approximately 4.22 percent.

     For a full discussion of the Company's risk associated with Industry Restructuring and Standard Offer Service, refer to Note D in the Notes to Unaudited Financial Statements.

      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Information concerning settlement of a lawsuit brought by the Company against Northeast Utilities on August 7, 1997 in Massachusetts Superior Court, Worcester County concerning the Millstone 3 nuclear unit and a demand for arbitration sent by the Company to Connecticut Light & Power Company and Western Massachusetts Electric Company concerning the Millstone 3 nuclear unit and a related Federal Energy Regulatory Commission (FERC) decision, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

     Information concerning dismissal of a lawsuit brought against the Company by the Town of Norwood, Massachusetts and appeals of that lawsuit and related Federal Energy Regulatory Commission orders, U. S. Supreme Court decision refusing to review First Circuit decisions, the Company's collection action, and pending appeals, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

     On August 31, 1999, the minority owners under an agreement for joint ownership, construction and operation of the Wyman 4 generation unit, including the Company, made a demand for arbitration to Central Maine Power Company (CMP) for payments alleged due under the agreement upon CMP's sale of Wyman 4 to FPL Energy, Inc. (FPL). Demand was also made to FPL as successor-in- interest to CMP. The Company's portion of the claims under the agreement could total approximately $7 million.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company filed reports on Form 8-K dated November 21, 2000 and December 6, 2000, each containing Item 5 Other Information.
      SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW ENGLAND POWER COMPANY

                              s/John G. Cochrane

                              John G. Cochrane, Treasurer,
                               Authorized Officer, and
                              Principal Financial Officer

Date: February 13, 2001