Form 10-Q
period 2001-12-31
NEW ENGLAND POWER CO
filed 2002-02-13
CIK 71337

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.   20549

	FORM 10-Q

	(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2001

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

	Yes (X)      No ( )

Common stock, par value $20 per share, authorized and outstanding:
3,619,896 shares at December 31, 2001.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
--------------------------------------

NEW ENGLAND POWER COMPANY
Statements of Income
Periods Ended December 31
(In thousands)
(Unaudited)
		Quarter				Nine Months
		----------				----------
	2001		2000		2001		2000
	-------		-------		-------		-------

Operating revenue, principally from affiliates	$136,065	$156,396	$428,233	$487,976
				------------	------------	------------	------------

Operating expenses:
	Fuel for generation	1,421	2,680	4,176	10,562
	Purchased electric energy:
		 Contract termination and nuclear
		  unit shutdown charges	57,295	47,191	172,334	158,711
	  Other		15,228	21,846	55,998
	63,482
	Other operation	13,096	16,236	39,696	48,742
	Maintenance	3,841	9,192	13,449	19,878
	Depreciation and amortization	7,832	22,033	23,195	65,280
 	Taxes, other than income taxes	4,633	6,225	14,010	17,922
	Income taxes	12,498	8,953	37,258	35,882
				------------	------------	------------	------------
			Total operating expenses	115,844	134,356	360,116	420,459
				------------	------------	------------	------------
Operating income	20,221	22,040	68,117	67,517

Other income and (expense):
	Allowance for equity funds used
	 during construction	142	-	897	(2)
	Equity in income of nuclear power companies	815	3,074	2,580	5,891
	Amortization of goodwill (Note F)	-	(4,455)	-	(13,238)
	Other income (expense), net	274	(664)	992	1,560
				------------	------------	------------	------------
			Operating and other income	21,452	19,995	72,586	61,728
				------------	------------	------------	------------

Interest:
	Interest on long-term debt	2,807	4,942	9,806	13,777
	Other interest	811	331	2,132	3,078
	Allowance for borrowed funds used during construction 	(18)	(58)	(148)	(590)
				------------	------------	------------	------------
			Total interest	3,600	5,215	11,790	16,265
				------------	------------	------------	------------

Net income 	$ 17,852	$ 14,780	$ 60,796	$ 45,463
				=======	=======	=======	=======

Statements of Retained Earnings
(In thousands)


Retained earnings at beginning of period	$103,011	$ 32,530	$  60,110	$    1,415
Net income	17,852	14,780	60,796	45,463
Dividends declared on cumulative preferred stock	(22)	(22)	(65)	(69)
Gain on redemption of preferred stock	-	4	-	21
Acquisition adjustment	-	-	-	462
				------------	------------	------------	------------
Retained earnings at end of period 	$120,841	$ 47,292	$120,841	$  47,292
				=======	=======	=======	=======

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company's common stock is wholly owned by National Grid USA.

NEW ENGLAND POWER COMPANY
Balance Sheets
(In thousands)
(Unaudited)
         	December 31,	March 31,
		ASSETS		2001	2001
	------------	------	------
Utility plant, at original cost	$    897,981	$  846,935
	Less accumulated provisions for depreciation and amortization	325,658	320,238
					---------------	---------------
					572,323	526,697
Construction work in progress	10,066	34,946
					---------------	---------------
				Net utility plant	582,389	561,643
					---------------	---------------
Goodwill, net of amortization (Note F)	338,188	338,188

Investments:
	Nuclear power companies, at equity	40,740	46,474
	Decommissioning trust fund	17,671	16,331
	Nonutility property and other investments	11,489	14,374
					---------------	---------------
				Total investments	69,900	77,179
					---------------	---------------
Current assets:
	Cash and temporary cash investments (including $113,125
	  and $22,075 with affiliates)	115,713	22,360
	Accounts receivable:
		Affiliated companies	57,730	61,191
		Others	69,014	89,483
	Fuel, materials, and supplies, at average cost	6,134	6,289
	Prepaid and other current assets	1,654	2,051
	Regulatory assets-purchased power obligations and accrued Yankee
	  nuclear plant costs	158,592	158,578
					---------------	---------------
				Total current assets	408,837	339,952
					---------------	---------------
Regulatory assets	1,359,537	1,522,089
Deferred charges and other assets	52,565	50,170
					---------------	---------------
					$ 2,811,416	$2,889,221
					=========	=========


CAPITALIZATION AND LIABILITIES
------------------------------------------------
Capitalization:
	Common stock, par value $20 per share,
		Authorized  - 6,449,896 shares
		Outstanding - 3,619,896 shares	$     72,398	$   72,398
	Other paid-in capital	731,974	731,974
	Retained earnings 	120,841	60,110
	Unrealized loss on securities, net	(117)	(145)
					---------------	---------------
				Total common equity	925,096	864,337
	Cumulative preferred stock, par value $100 per share	1,436	1,436
	Long-term debt 	410,283	410,279
					---------------	---------------
				Total capitalization	1,336,815	1,276,052
					---------------	---------------
Current liabilities:
	Accounts payable (including $4,899 and $25,287 to affiliates)	41,331	66,017
	Accrued liabilities:
		Taxes	63,482	39,451
		Interest	1,475	1,489
		Purchased power obligations and accrued Yankee nuclear plant costs	158,592	158,578
		Other accrued expenses	7,349	7,621
	Dividends payable	22	22
					---------------	---------------
				Total current liabilities	272,251	273,178
					---------------	---------------
Deferred federal and state income taxes	256,525	272,304
Unamortized investment tax credits	8,924	9,312
Accrued Yankee nuclear plant costs	154,749	172,340
Purchased power obligations	555,380	636,848
Other reserves and deferred credits	226,772	249,187
					---------------	---------------
					$2,811,416	$2,889,221
					=========	=========

The accompanying notes are an integral part of these financial statements.

                 NEW ENGLAND POWER COMPANY
Statements of Cash Flows
Nine Months Ended December 31
(In thousands)
 (Unaudited)
         	2001		2000
	-------		-------
Operating Activities:
		Net income	$  60,796	$  45,463
		Adjustments to reconcile net income to net cash
			provided by operating activities:
		Depreciation and amortization (including amortization
			of above market purchased power contracts)	65,502	70,601
		Amortization of goodwill (Note F)	-	13,238
		Deferred income taxes and investment tax credits, net	(17,131)	(6,310)
		Allowance for funds used during construction	(1,045)	(588)
	Changes in assets and liabilities, net of effects of merger:
		Decrease (increase) in accounts receivable, net	(1,070)	4,728
			Decrease in fuel, materials, and supplies	155	1
			Decrease in regulatory assets	113,453	152,039
			Decrease in prepaid and other current assets	397	17,110
			Decrease in accounts payable	(24,686)	(9,497)
			Decrease in purchased power contract obligations	(81,511)	(98,760)
			Increase in other current liabilities	23,745	26,483
			Decrease in other non-current liabilities	(39,949)	(18,898)
		Other, net	875	(53,597)
					------------	-------------
				Net cash provided by operating activities	$  99,531	$ 142,013
					------------	-------------
Investing Activities:
		Plant expenditures, excluding allowance for
			funds used during construction	$(36,342)	$  (38,566)
		Proceeds from divestiture of generating assets	25,000	-
		Proceeds from sale of non-utility property	940	-
		Other investing activities	4,289	(8,605)
					------------	-------------
				Net cash used in investing activities	$  (6,113)	$  (47,171)
					------------	-------------
Financing Activities:
		Dividends paid on common stock	$           -	$(256,463)
		Dividends paid on preferred stock	(65)	(69)
		Changes in short-term debt	-	61,500
		Long-term debt - issues	-	38,500
		Long-term debt - retirements	-	(90,575)
		Redemption of preferred stock, net 	-	(110)
					------------	-------------
				Net cash used in financing activities	$       (65)	$(247,217)
					------------	-------------

Net increase (decrease) in cash and cash equivalents	$ 93,353	$(152,375)

Cash and cash equivalents at beginning of period	22,360	226,921
					------------	-------------
Cash and cash equivalents at end of period	$115,713	$  74,546
					=======	=======
Supplementary Information:
Interest paid	$   8,897	$	15,823
Federal and state income taxes paid (refunded)	$ 31,783	$	 (5,424)
Dividends received from investments at equity	$   2,659	$	12,826

The accompanying notes are an integral part of these financial statements.
</TABLE

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

	The Company has been named as a potentially responsible party (PRP) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for several sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating. Some of these sites relate to the disposal of ash from fossil fuel generating plants formerly owned by the Company.

	Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The Company has recovered amounts from certain insurers, and, where appropriate, intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company is currently recovering certain environmental cleanup costs in rates. The Company believes that hazardous waste liabilities for all sites of which it is aware are not material to its financial position.


Note B - Nuclear Units
----------------------

		The Company has minority interests in four Yankee Nuclear Power
Companies (Yankees). These ownership interests are accounted for on the equity method. Three of the Yankees have been permanently shut down, and one is operating. The Company has power contracts with each of the Yankees that require the Company to pay an amount equal to its share of total fixed and operating costs (including decommissioning costs) of the plant plus a return on equity. The Company's share of the expenses of the Yankees is accounted for in "Purchased electric energy" on the income statement. In addition, the Company has a minority non-operating ownership interest in the Seabrook 1 Nuclear generating unit. The Company's share of expenses for Seabrook 1 is accounted for in "Other operation" and "Maintenance" expenses on the income statement.

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

	Under the provisions of the Company's industry restructuring settlement agreements approved by state and federal regulators in 1998, the Company recovers all costs, including shutdown costs, that the Federal
Energy Regulatory Commission (FERC) allows these Yankee companies to bill to the Company.


	A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

	Maine Yankee had previously hired Stone & Webster, Inc. (S&W), an engineering, construction, and consulting company, as the principal contractor to decommission the unit. In May 2000, Maine Yankee terminated its long-term contract with S&W and negotiated an arrangement with S&W to continue work through June 2000. In June 2000, S&W filed for Chapter 11 bankruptcy protection. Subsequently, Maine Yankee decided to self-manage the unit's decommissioning process. In June 2000, Federal Insurance
Company (Federal) filed a complaint in S&W's bankruptcy proceedings, subsequently removed to US District Court in Maine, which alleged that Maine Yankee improperly terminated its contract with S&W and that Federal should be excused from $38 million performance bond and $12 million payment bond to Maine Yankee.

	In December 2001, Maine Yankee and Federal reached a settlement.
Pursuant to the settlement agreement, Federal paid Maine Yankee $44 million in January 2002. Maine Yankee deposited the payment in its decommissioning trust fund. Maine Yankee's August 2000 damage claim against S&W in the bankruptcy proceeding for $78.2 million (later decreased to $21 million to reflect, among other things, the recovery of $44 million from Federal) is still pending.

	At Maine Yankee and Yankee Atomic, the contractor responsible for construction of the dry cask spent fuel storage facility has incurred delays. Connecticut Yankee has experienced delays in its decommissioning process due to zoning and other issues.

	Due to rate recovery mechanisms, the S&W claims and decommissioning delays are not expected to affect the Company's earnings.


Operating Nuclear Units

	The Company has minority interests in two operating nuclear generating units that the Company is engaged in efforts to divest: Vermont
Yankee and Seabrook 1. In addition, the Company sold its 16.2 percent interest in Millstone 3 to Dominion Resources, Inc. (Dominion) on March
31, 2001. Until such time as the Company divests its operating nuclear interests, 80 percent of the revenues and reasonable operating costs related to the units will be allocated to customers through the contract termination charges (CTC), with shareholders being allocated the balance.
Net proceeds attributed to the divestiture of the units will be allocated to customers through the CTC.

Vermont Yankee

		On August 15, 2001, Vermont Yankee announced that it had reached an agreement to sell the Vermont Yankee nuclear power plant to Entergy
Corporation (Entergy) for $180 million. As of December 31, 2001, the
Company had a 22.5 percent ownership interest in Vermont Yankee. The
Company's portion of the sale price would be $40.5 million ($32.6 million for the plant and related assets and $7.9 million for nuclear fuel). The plant's decommissioning trust fund would be transferred to Entergy, and
Entergy would assume decommissioning liability for the plant. As part of the transaction, Vermont Yankee owners, including the Company, would purchase power from the plant through 2012. Net proceeds from the sale would be credited to the Company's customers through the CTC. The sale of the plant is contingent upon the receipt of regulatory approvals by the
Securities and Exchange Commission, under the Public Utility Holding
Company Act of 1935, the FERC, the NRC, the Vermont Public Service Board
(VPSB), and other state regulatory commissions with jurisdiction over other equity owners of Vermont Yankee. To date, the FERC has issued an order approving the sale. The Vermont Department of Public Service, an intervener in the VPSB proceeding, has taken the position that certain concerns must be addressed to its satisfaction before it could support the sale.

		The Company resells 11.8 MW of its Vermont Yankee entitlement to a number of municipal and cooperative utilities (Secondary Purchasers) located in Massachusetts under a "Vermont Yankee Secondary Purchaser
Agreement" which has a 30-year term and expires on November 30, 2002. In
November 2001, the Company and the Secondary Purchasers agreed to early termination of their contract as of February 28, 2002.In exchange for that agreement, the Secondary Purchasers have agreed that they will not oppose the plant sale in any regulatory proceeding. The final agreement is subject to regulatory approval by the FERC.

		In December 2001, Vermont Yankee reached a settlement with four equity owners, other than the Company, agreeing to repurchase the Vermont
Yankee shares held by these minority shareholders for $230 per share. The repurchase was consummated in January 2002 for approximately $5.3 million.
The effect of the repurchase is that the Company's ownership interest in Vermont Yankee increased from 22.5 percent to 23.9 percent.

		The Citizens of Brattleboro, and eight other towns in Vermont will cast a non-binding vote at town meetings in March 2002, on whether they want Vermont Yankee to be shut down. It is unclear at this time whether the outcome of such votes will affect the sale of the Company's interest in Vermont Yankee.

Seabrook 1

		In December 2000 and April 2001, respectively, Northeast Utilities
(NU) and the Company filed Seabrook divestiture plans before the New
Hampshire Public Utilities Commission (NHPUC). Under the terms of the
Public Service Company of New Hampshire Restructuring Settlement and enabling legislation, the NHPUC, in conjunction with the Connecticut
Department of Public Utility Control (CDPUC), will administer an auction of an 88 percent interest in the plant. On September 28, 2001, the NHPUC and the CDPUC jointly announced that JP Morgan had been retained as the exclusive financial advisor to manage the sale. In November 2001, the Company committed to participate in this auction sale process. The Company expects the sale process to be completed by December 2002.

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


	The New Hampshire Nuclear Decommissioning Finance Committee (NHNDFC) has authority to implement the new decommissioning law. Under the new law, the NHNDFC is charged with assuring that the buyer of Seabrook will have adequate funding to complete decommissioning in the event the plant is prematurely shutdown.

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

Millstone 3

		In November 1999, the Company entered into an agreement with NU to settle claims made by the Company regarding the operation of Millstone 3.
Among other things, the settlement provided for NU to include the Company's 16.2 percent interest in Millstone 3 in an auction of NU's share of the unit. Upon the closing of the sale, the Company was to receive a fixed amount, regardless of the actual sale price.

		In August 2000, Dominion agreed to purchase the Millstone units, including the Company's interest in Millstone 3, for $1.3 billion. In
March 2001, the sale was completed. In accordance with the prior settlement agreement, the Company was paid approximately $27.9 million, including $25 million for the plant, and the Company paid approximately
$5.8 million to increase the decommissioning trust fund.

		The Rhode Island Attorney General and the Rhode Island Division of
Public Utilities and Carriers have previously contended that the payment the Company received from the sale of Millstone 3, as established by its agreement with NU, was insufficient in light of the Dominion purchase price. The Rhode Island regulators may reassert their claims in connection with the recovery of the stranded costs. The Company is unable to determine whether such assertions would have a material impact on its financial position.


Note C - Town of Norwood Dispute
--------------------------------

	From 1983 until 1998, the Company was the wholesale power supplier for the town of Norwood, Massachusetts (Norwood). In April 1998, Norwood began taking power from another supplier. Pursuant to a tariff amendment approved by the FERC in May 1998, the Company has been assessing Norwood a CTC. Through December 2001, the charges assessed Norwood amount to approximately $39 million, all of which remain unpaid. The Company filed a collection action in Massachusetts Superior Court (Superior Court). The
Superior Court deferred action until various other appeals were decided.
(For a full discussion of the events leading up to the Superior Court's decision, see Note D-6, "Town of Norwood Dispute" in the Notes to Financial Statements in the Company's 2001 Annual Report.) On March 14,
2001, the Superior Court ordered Norwood to pay the Company $27 million including interest. Norwood was ordered to pay the judgment in monthly installments of $600,000. Norwood appealed the order on April 11, 2001.
Pending the appeal, Norwood entered into a consent order to establish a segregated account for the benefit of the Company in the amount of $14 million and to make regular additions to the account.

Note D - Standard Offer Service and ICAP Deficiency Charge
----------------------------------------------------------

	Prior to divesting substantially all of its nonnuclear generation business in 1998, the Company was the wholesale supplier of the electric energy requirements to its retail distribution affiliates as well as unaffiliated customers. The Company's all-requirements contracts with its affiliated distribution companies, as well as with some unaffiliated customers, were generally terminated pursuant to settlement agreements and tariff provisions in 1998. However, the Company remained obligated to provide transition power supply service to new customer load in Rhode
Island at the standard offer price, but did not have a regulatory agreement that necessarily allowed full recovery of the costs of such standard offer power. Consequently, the Company was at risk for the difference between the actual cost of serving this load and the revenue received from this obligation. For the nine months ended December 31, 2001, the impact on the Company's financial position was immaterial.


Effective December 1, 2001, a third party assumed the responsibility for providing transitional standard offer power service in Rhode Island, and the Company's obligation terminated.

	As reported in the Company's 2001 Annual Report, there has been litigation regarding a FERC order to increase the Installed Capacity
(ICAP) deficiency charge to $8.75 per kilowatt-month (kW-month) instead of the rate proposed by the Independent System Operator-New England (ISO New
England) of $0.17 per kW-month. In June 2001, after significant litigation and a remand from the US Court of Appeals for the First Circuit, ISO New
England made a Compliance Filing with the FERC proposing a compromise ICAP regime, including an ICAP deficiency charge of $4.87 per kW-month.

On September 28, 2001, the FERC issued an order refusing to apply retroactively the $8.75 deficiency charge for the period January to June
2000. On November 20, 2001, the FERC issued an order on rehearing of the August order requiring ISO New England to establish a prospective ICAP regime (i.e., one under which utility ICAP purchase requirements are known in advance) in lieu of a retrospective requirement with a cure period. It is unclear what system will replace the ICAP regime in the future.

ISO New England has proposed a system that would be largely contract based with respect to forward reserve market and quick-start services.
That proposal, which is contingent upon further development of Standard
Market Design, has generated a number of comments by parties that threaten to reopen a number of issues that have already been settled in this area.

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

		As a result of applying FAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through the CTC.
At December 31, 2001, this amounted to approximately $1.5 billion, including $1.0 billion related to the above-market costs of purchased power contracts, $0.2 billion related to accrued Yankee nuclear plant costs, and $0.3 billion related to other net CTC regulatory assets.

Note F - New Accounting Standards
---------------------------------

	The Company adopted SFAS No. 142, "Accounting for Goodwill and Other
Intangible Assets" (FAS 142), effective April 1, 2001. FAS 142 requires that goodwill no longer be amortized. The following table presents pro forma information for the quarter and nine months ended December 31, 2000, to reflect the reversal of goodwill amortization in accordance with FAS
142:


		December 31, 2000
		(In thousands)

			Quarter	Nine Months
		Ended		Ended
							-------		-----------

	Net income, as reported	$14,780			$45,463
	Reversal of goodwill
	 amortization	4,455			 13,238
		-------			-------
	Restated pro forma
	 net income	$19,235		$58,701
	=======	=======

	In accordance with FAS 142, goodwill must be reviewed for impairment within six months of adoption ("transitional goodwill impairment test"), and annually thereafter. The Company utilized a discounted cash flow approach incorporating its most recent business plan forecasts in the performance of the transitional test for goodwill impairment. The result of this analysis determined that no adjustment to the goodwill carrying value was required.

	FAS 142 also requires that recognizable intangible assets be amortized over their useful lives and tested for impairment. Intangible assets with indefinite useful lives should be reviewed for impairment. The Company has concluded a review of its intangible assets at March 31, 2001, and no adjustment was deemed necessary effective with the adoption of FAS 142.

	In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These accounting pronouncements require that an entity recognize derivative instruments as either assets or liabilities in the statement of financial position and the measure of those instruments at fair value. The Company adopted the pronouncements effective at the beginning of fiscal 2002. The standards have not materially affected the Company's financial position or results of operations.


		In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. FAS 143 is effective for fiscal years beginning after June
15, 2002, and early adoption is permitted. The Company does not expect that this pronouncement will have a material impact in its earnings, considering that historically the obligations related to asset retirements have been recovered through rates.

	In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121) and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," related to the disposal of a segment of a business. FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to FAS 121. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently unable to determine the impact of this statement on its financial position or results of operations.

Note G - Voluntary Early Retirement
------------------------------------

	On January 14, 2002, a limited Voluntary Early Retirement Offer
(VERO) was extended to non-union employees who meet certain eligibility requirements. Eligible employees are in targeted functions and will be age 55 with at least ten years of pension service by March 31, 2004. This program is intended to reduce the National Grid USA workforce through attrition. At this time, the Company cannot reasonably estimate the participation in the VERO. Therefore, expenses related to this offer have not yet been recorded.


Note H
------

	In the opinion of the Company, these financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's Annual Report for the period ended March 31, 2001. Certain prior period amounts on the financial statements have been reclassified to conform with the current presentation

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
----------------------------------------------------------

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

FERC Proceedings
----------------

	In general, the regulatory structure and regulations which relate to the Company's business are in a period of major change and uncertainty. Decisions being made by the Federal Energy Regulatory Commission (FERC) and the Independent System Operator-New England (ISO New England) will affect how the Company does business and whether it can enter new endeavors. The Company is currently unable to determine whether these proceedings will have a material impact on its financial position or results of operations.

	The FERC has been reviewing the development of regional transmission organizations (RTOs). The FERC has indicated that it wants RTOs to have large geographic scope. In July and August, 2001, the FERC ordered National
Grid USA and other New England parties and participants of the New York Independent System Operator (ISO), and the
Pennsylvania-New Jersey-Maryland (PJM) ISO to participate in a mediation process to develop a proposal for a larger
RTO. The FERC has not yet ruled on the mediation report issued in September 2001.

Pending the ruling on the mediation report, the transmission owners have been working toward a hybrid RTO structure in which an independent transmission company would manage the transmission grid for the RTO and an independent market administrator would manage power sales for the RTO. However, it is not clear what sort of RTO structure will ultimately result from these negotiations.
In fact, based on a January 29, 2002 filing by the New York and New England ISOs to form their own RTO, even the geographic scope of the RTO in which the Company will participate is still an open question.

	The FERC has begun another advanced rulemaking to address Standard Market Design regarding the buying and selling of power. As a first step in this direction, the FERC has requested in a December 19, 2001 order that all industry segments try to agree on a single standards organization that would establish national standard business practices for the wholesale electric industry. The
FERC indicated that if the industry cannot reach agreement by March 15, 2002, the FERC will either choose such an organization itself or develop such standard business practices on its own.

	To the extent the Company wishes to pursue opportunities to manage an RTO or to be a member of an independent transmission company, with the opportunity to propose financial incentives to deliver greater value for customers and shareholders, the FERC rulings in this and other proceedings may have an impact on the ability to do so.

On June 13, 2001, the FERC issued an order relating to New England Power Pool's (NEPOOL) proposed congestion management and multi-settlement systems. In the June 13
Order, the FERC found that "energy uplift" costs (which had been about $9 million per month for NEPOOL in 2000) should be allocated on the basis of reliance on the energy markets administered by the ISO New England. This would have the effect of relieving parties that procure power under bilateral contracts (such as the Company) from paying energy uplift charges. However, the NEPOOL Participants
Committee and ISO New England submitted a filing on July
13, 2001 that the Company believes does not comport with the FERC's order. The Company has filed a protest to the NEPOOL and ISO New England filing.

Earnings
--------

		Net income for the quarter and nine months ended
December 31, 2001, increased approximately $3 million and $15 million, respectively, compared with the same periods in 2000. The increase is primarily due to the adoption of Statement of Financial Accounting Standards No. 142
"Accounting for Goodwill and Other Intangible Assets" (FAS
142), effective April 1, 2001, which requires the cessation of goodwill amortization, (See Note F.) Also contributing to the increase in earnings is a decrease in interest expense due to decreased interest rates on variable-rate long-term debt and the refinancing of short-term debt.

Operating Revenue
-----------------

		Operating revenue for the quarter and nine months ended December 31, 2001, decreased approximately $20 million and $60 million, respectively, compared with the same periods in 2000. The decrease in revenue for the quarter is primarily due to reduced kilowatthour (kWh) sales as a result of the sale of the Millstone 3 nuclear generating facility (Millstone 3) in March of 2001, and the termination of the standard offer service to Rhode Island, effective December 1, 2001. The decrease is also related to reduced contract termination charges (CTC) revenue due to fully reconciling true-up mechanisms that allow the Company to adjust revenues proportionately with correlating expenses.

		For the nine month period the decrease is primarily attributable to reduced kWh sales due to the sale of Millstone 3, the effect of a refueling outage at the Vermont Yankee nuclear power plant during the quarter ended
June 30, 2001, and decreased CTC revenue as described in the previous paragraph. Partially offsetting these decreases were increases in kWh sales related to standard offer service to Rhode Island through December 1, 2001, and increased transmission revenues. The transmission charge is a formula rate that recovers the Company's actual costs plus a return on actual investment.


Operating Expenses
------------------

		Operating expenses for the quarter and nine months ended December 31, 2001, decreased approximately $19 million and $60 million, respectively, compared with the same periods in 2000.

		Fuel for generation expense for the quarter and nine months ended December 31, 2001, decreased approximately $1 million and $6 million, respectively, primarily due to the sale of Millstone 3.

		Purchased power expense increased approximately $3 million for the quarter ended December 31, 2001, compared with the same period in 2000. The increase was primarily due to a refund of excess nuclear insurance coverage and tax credits to Maine Yankee and Connecticut Yankee during the quarter ended December 31, 2000.

		For the nine month period ended December 31, 2001, purchased power expense increased approximately $6 million compared with the same period in 2000. The increased cost is attributed to a refueling outage at Vermont Yankee during the quarter ended June 30, 2001, the effect of the insurance refund and tax credits discussed above, and the inclusion of Montaup Electric Company's (Montaup) purchased power costs effective May 1, 2000. These increases are partially offset by decreased costs due to lower fuel prices of power purchased to supply the standard offer customers in Rhode Island. Effective December 1, 2001, a third party assumed the responsibility for providing transitional standard offer power service in Rhode Island, and the Company's obligation terminated.

		Nuclear operation and maintenance expenses for the quarter and nine months ended December 31, 2001, decreased approximately $7 million and $16 million, respectively, as a result of the sale of Millstone 3. Other operating expenses for the quarter ended December 31, 2001, decreased approximately $1 million compared with the same period in 2000, primarily due to a decrease in administrative expense caused by the sale of Millstone 3.


	Depreciation and amortization expenses for the quarter and nine months ended December 31, 2001, decreased approximately $14 million and $42 million, respectively, compared with the same periods in 2000. This decrease is due to reduced nuclear depreciation and decommissioning expense as a result of the sale of Millstone 3 in March
2001, and the full recovery of the Company's CTC-related fixed costs associated with its generating plants and regulatory assets (excluding Montaup's fixed costs) at the end of 2000.

Other Income and Expense-net
----------------------------

		Other income and expense-net for the quarter and nine months ended December 31, 2001, increased approximately $3 million and $10 million, respectively, compared with the same periods in 2000. The increase is due primarily to the cessation of goodwill amortization as a result of the adoption of FAS 142 and an increase in allowance for equity funds used during construction, partially offset by reduced earnings from the Yankee Nuclear Power Companies.

Interest Expense
----------------

		Interest expense for the quarter and nine months ended December 31, 2001 decreased approximately $2 million and $4 million, respectively, compared with the same periods in 2000 primarily due to decreased interest rates on the Company's variable-rate long-term debt and the refinancing of short-term debt.

Utility Plant Expenditures and Financing
----------------------------------------

	Cash expenditures for utility plant totaled approximately
$16 million and $36 million for the quarter and nine months ended December 31, 2001, respectively, and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internally generated funds.


	At December 31, 2001, the Company had no short-term debt outstanding. The Company has regulatory approval to issue up to $375 million of short-term debt. National Grid
USA and certain subsidiaries, including the Company, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings.
Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

		At December 31, 2001, the Company had lines of credit and standby bond purchase facilities with banks totaling
$456 million which are available to provide liquidity support for $410 million of the Company's long-term bonds in tax-exempt commercial paper mode, and for other corporate purposes. There were no borrowings under these lines of credit at December 31, 2001. Fees are paid on the lines and facilities in lieu of compensating balances.

		At December 31, 2001, the Company had no off-balance sheet transactions, arrangements, or other relationships with unconsolidated entities or persons that would materially affect liquidity, availability of capital resources, financial position, or results of operations.

Item 3. Quantitative and Qualitative Disclosures about
Market Risk
-----------------------------------------------------------

		New England Power Company's (the Company) major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. At December 31, 2001, the Company's tax-exempt variable-rate long-term debt had a carrying value and fair value of approximately $410 million. While the ultimate maturity dates of the underlying loan agreements range from 2015 through 2022, this debt is issued in tax-exempt commercial paper mode. The various components that comprise this debt are issued for periods ranging from one day to 270 days, and are remarketed through remarketing agents at the conclusion of each period. The weighted average variable interest rate for the nine months ended December 31, 2001, was approximately
2.745 percent.

		For a full discussion of the Company's risk associated with the Installed Capacity deficiency charge, refer to Note D in the Notes to Unaudited Financial Statements.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

	Information concerning an appeal by the Town of Norwood, Massachusetts of a judgment in favor of the Company, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENGLAND POWER COMPANY


						s/John G. Cochrane

John G. Cochrane,
Authorized Officer, and
Principal Financial Officer

Date: February 13, 2002


New England Power		New England Power Company
25 Research Drive
Westborough, Massachusetts  01582
Tel. (508) 389-2000




February 13, 2002



Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

New England Power Company is a participant in the Electronic Data Gathering and Retrieval Program.

Submitted herewith in electronic format for filing with the Commission is a Quarterly Report on Form 10-Q for the period ended December 31, 2001, for the below named company, which is currently required to file reports pursuant to Section 13 of the Securities Exchange Act of 1934.

	NEW ENGLAND POWER COMPANY

This report is filed with you pursuant to Rule 13(a)-13 of the Securities and Exchange Commission under the Securities
Exchange Act of 1934.

Very truly yours,

s/ John G. Cochrane

John G. Cochrane
Treasurer


18

1

NEW ENGLAND POWER COMPANY
Notes To Unaudited Financial Statements
NEW ENGLAND POWER COMPANY
NEW ENGLAND POWER COMPANY