Form 10-K
period 2002-03-31
NEW ENGLAND POWER CO
filed 2002-07-01
CIK 71337

"THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON JUNE 28, 2002 PURSUANT TO
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

                                        For fiscal year ended March 31, 2002

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
                                     June 17, 2002                              June 17, 2002
                                 ----------------------                    -------------------------

New England                              $1,105,675                          3,619,896($20 par value)
Power Company

                                         Documents Incorporated by Reference

                                                                         Part of Form 10-K into which
               Description                                                 document is incorporated
----------------------------------                                       ----------------------------

Portions of New England Power Company                                           Parts I and II
Annual Report to Stockholders for the
year ended March 31, 2002 as set
forth in Parts I and II

                                                                  -v-

                                                  TABLE OF CONTENTS

                                                                                                        PAGE

GLOSSARY OF TERMS..........................................                                              iii

FORWARD LOOKING INFORMATION................................                                               v

                                                       PART I

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS................................................                                         29

                                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS........................                                         29

ITEM 6.  SELECTED FINANCIAL DATA.............................                                            29

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS....................                                         29

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK............................................                                         29

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........                                            29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE....................                                         29

                                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT.............................................                                         29

ITEM 11. EXECUTIVE COMPENSATION............................                                              32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.........                                         41

                                                       PART IV

                                                  GLOSSARY OF TERMS

  Term                                               Meaning
  ----                                               -------

ADS or ADR                                National Grid Group plc American
                                          Depositary Shares traded on the New York
                                          Stock Exchange

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

Montaup                                   Montaup Electric Company
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
NEES                                      New England Electric System (renamed National Grid USA)
NEET                                      New England Electric Transmission
                                          Corporation
NEP                                       New England Power Company
NEPOOL                                    New England Power Pool
N.H. Hydro                                New England Hydro-Transmission
                                          Corporation
NHNDFC                                    New Hampshire Nuclear Decommissioning
                                          Finance Committee
NRC                                       Nuclear Regulatory Commission
PG and E Gen                              PG and E Generating, formerly USGen New
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
           (d)  federal  regulatory  developments  concerning  regional  transmission  organizations,  as more  fully  set out under
    Regulatory Environment and Transmission Properties below;
           (e) changes in accounting rules and interpretations which may have an adverse impact on NEP's statements of financial position and reported earnings;
           (f) timing and adequacy of rate relief;
           (g) adverse changes in electric load;
           (h) climatic changes or unexpected changes in weather patterns; and
           (i) operation and  decommissioning  costs associated with nuclear generating  facilities,  as set out under Nuclear Units below, page 15.

                                                                 -11-

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
(Narragansett),  Granite  State  Electric  Company  (Granite  State),  and  Nantucket  Electric  Company  (Nantucket),  (together,  the
Electricity  Delivery  Companies).  NEP's transmission  facilities are part of National Grid USA's transmission  operations,  which are represented  under the name National Grid  Transmission  USA.  Holders of common stock and 6% Cumulative  Preferred  Stock have general voting  rights.  National Grid USA owns 99.60% of the voting stock of NEP and the NEP 6% preferred  holders own 0.40%.  NEP owns voting stock in the amounts indicated of the following companies:

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
   Power Company                                                           Permanently
                                                                           Shutdown
                                                                           Nuclear Unit (a)

Maine Yankee Atomic                                   Maine                Ownership of                  24.0%
   Power Company                                                           Permanently
                                                                           Shutdown
                                                                           Nuclear Unit (a)

Vermont Yankee Nuclear                                Vermont              Ownership of                  23.9%
   Power Corporation                                                       Operating
                                                                           Nuclear Unit (a)

Yankee Atomic Electric Company                        Mass.                Ownership of                  34.5%
                                                                           Permanently
                                                                           Shutdown
                                                                           Nuclear Unit (a)

New England Hydro Transmission                        NH                   Electric                       3.2%
Corporation                                                                Transmission

New England Hydro-Transmission                        Mass                 Electric                       3.2%
Electric Co., Inc.                                                         Transmission

(a)     For information on NEP's ownership interest in nuclear generating units, see Nuclear Units, page 15.

        The facilities of NEP, together with the Electricity Delivery Companies constitute an electrical  transmission and distribution system that is directly  interconnected  with other  utilities in New England and New York State,  and indirectly  interconnected  with utilities in Canada.  See TRANSMISSION AND NUCLEAR GENERATION BUSINESS, page 8.

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

Merger with Niagara Mohawk

       On January 31, 2002,  National Grid acquired Niagara Mohawk Holdings,  Inc., (NiMo) for a value of approximately $3.0 billion in cash and National  Grid's American  Depositary  Shares (ADSs).  NiMo provides  electric  service to  approximately  1,500,000  electric customers in areas of eastern,  central,  northern,  and western New York State and sells,  distributes,  and transports natural gas to approximately 540,000 gas customers in areas of central, northern, and eastern New York State.

                                                      EMPLOYEES

        At March 31, 2002,  NEP had 72 employees,  of which 13 are members of labor  organizations.  Collective  bargaining  agreements with the Brotherhood of Utility Workers of New England,  Inc., the  International  Brotherhood of Electrical  Workers,  and the Utility
Workers Union of America, AFL-CIO expire in May, 2004.

                                                        ACCOUNTING IMPLICATIONS

        For a full discussion of Accounting  Implications  see the Regulatory  Environment and Accounting  Implications  section of the
2002 NEP Annual Report, incorporated herein by reference.

                                                     OVERVIEW OF FINANCIAL RESULTS

        For a full  discussion of Overview of Financial  Results see the Overview of Financial  Results  section of the 2002 NEP Annual
Report, incorporated herein by reference.

                                    TRANSMISSION AND NUCLEAR GENERATION BUSINESS

        Description of Business

        On September 1, 1998, NEP completed the sale of substantially all of its nonnuclear generating business to PG and E Generating
(PG and E Gen) an indirect wholly-owned subsidiary of PG and E Corporation. NEP's primary business is now the transmission of electric energy to other electric utilities, principally its distribution affiliates, the Electricity Delivery Companies.  NEP owns a system of transmission lines and substations.  NEP continues to own a minority interest in a joint owned nuclear generating unit as well as minority equity interests in four nuclear generating companies (see Nuclear Units, page 15).

         Regulatory Environment

         Prior to divesting  substantially all of its nonnuclear  generation  business in 1998, the Company was the wholesale  supplier of the  electric  energy  requirements  to its  retail  distribution  affiliates  as  well as  unaffiliated  customers.  The  Company's all-requirements  contracts with its affiliated distribution  companies,  as well as with some unaffiliated  customers,  were generally terminated  pursuant to  settlement  agreements  and tariff  provisions in 1998.  However,  the Company  remained  obligated to provide transition  power supply  service to new  customer  load in Rhode  Island at the  standard  offer price,  but did not have a regulatory agreement that necessarily allowed full recovery of the costs of such standard offer power.  Consequently,  the Company was at risk for the difference  between the actual cost of serving this load and the revenue  received from this  obligation.  For the year ended March
31,  2002,  the impact on the  Company's  financial  position was  immaterial.  Effective  December 1, 2001, a third party  assumed the responsibility for providing transitional standard offer power service in Rhode Island, and the Company's obligation terminated.

         Under settlement  agreements,  the Company is permitted to recover costs associated with its former generating investments and related  contractual  commitments  that were not recovered  through the sale of those  investments  (stranded  costs).  These costs are recovered from the Company's  wholesale  customers with whom it has settlement  agreements through contract  termination  charges (CTC)
that the affiliated  wholesale  customers  recover through  delivery charges to distribution  customers.  The recovery of the Company's stranded costs (including  Montaup Electric  Company's  (Montaup),  a former Eastern Utilities  Associates (EUA) subsidiary) is divided into several  categories.  The Company's  unrecovered  costs  associated  with  generating  plants  (nuclear and  nonnuclear)  and most regulatory  assets will be fully recovered  through the CTC by the end of 2009 and earn a return on equity (ROE) averaging 9.7 percent.
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

         In conjunction with the divestiture, the Company transferred to the buyer of its nonnuclear generating business (the buyer)
its entitlement to power procured under several long-term contracts in exchange for fixed monthly payments by the Company. Similar to the Company, Montaup also transferred its purchased power obligations as part of the divestiture and in return agreed to make fixed monthly payments. These fixed monthly payments by the Company, inclusive of Montaup's share, average approximately $11 million per month through December 2009 toward the above-market cost of those contracts. The liability relating to purchased power obligations, which is also reflected in regulatory assets, represents the net present value of these fixed monthly payments. At March 31, 2002, the net present value is approximately $659 million. For certain contracts which have been formally assigned to the buyer, the
Company has made lump sum payments equivalent to the present value of the monthly fixed payment obligations of those contracts
(approximately $453 million), which were separate from the $659 million figure referred to above.

FERC Proceedings

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

         The FERC has been reviewing the development of regional transmission organizations (RTOs). The FERC has indicated that it wants RTOs to have large geographic scope.  In July and August, 2001, the FERC ordered National Grid USA and other New England parties and participants of the New York Independent System Operator (ISO), and the Pennsylvania-New Jersey-Maryland (PJM) ISO to
participate in a mediation process to develop a proposal for a larger RTO. The FERC has not yet ruled on the mediation report issued in September 2001.  Pending the ruling on the mediation report, the transmission owners have been working toward a hybrid RTO structure in which an independent transmission company would manage the transmission grid for the RTO and an independent market administrator would manage power markets for the RTO. However, it is not clear what sort of RTO structure will ultimately result from these negotiations.

         In fact, based on a January 29, 2002 filing by the New York and New England ISOs to form their own RTO, even the geographic scope of the RTO in which the Company will participate is still an open question.

         In late 2001 and early 2002, the FERC convened an advanced rulemaking proceeding to enable transmission owners, such as the
Company, and generators to establish standardized procedures and agreements concerning the way generators would interconnect with the transmission grid.  On April 24, 2002, FERC issued proposed rules very favorable to generators and unfavorable, and, the Company believes, at times unworkable, for transmission owners.  The Company has submitted comments seeking significant changes in the proposed rules.  FERC is expected to issue final rules later this year.

         In 2001, the FERC began an advanced rulemaking procedure to address Standard Market Design regarding the buying and selling of power. In a December 2001 order, FERC requested that all industry segments try to agree on a single standards setting organization that would establish national standard business practices for the wholesale electric industry.  FERC has also solicited comments on a wide range of issues, including: transmission pricing, pricing for electric energy and capacity, transmission planning, generation dispatch, RTO governance, market monitoring, long term generation adequacy (including installed capacity or "ICAP"), and resolution of "seams" - or conflicting practices or charges that inhibit inter-regional energy transactions.  All of these either directly or indirectly affect the Company's business.  It is anticipated that FERC will launch a formal notice of proposed rulemaking proceeding this summer.

NEPOOL and ISO NE have a separate standard market design initiative which is proceeding in parallel to the ferc initiative.  It is expected that either New England Power Pool (NEPOOL) or ISO-NE will file a proposal to conform the procedures by which energy is bought and sold in New England to those of PJM with FERC this summer for implementation by December 2002 or early 2003.

To the extent the Company wishes to pursue opportunities to manage or to be a member of an independent transmission company or an
RTO, with the opportunity to propose financial incentives to deliver greater value for customers and shareholders, the FERC rulings in the standard market design proceeding and other proceedings may have an impact on the ability to do so.

         In June 2001, the FERC issued an order relating to NEPOOL's proposed congestion management and multi-settlement systems.
In the June Order, the FERC found that "energy uplift" costs (which had been about $9 million per month for NEPOOL in 2000) should be allocated on the basis of reliance on the energy markets administered by the ISO New England. This would have the effect of relieving parties that procure power under bilateral contracts (such as the Company) from paying energy uplift charges. However, the NEPOOL
Participants Committee and ISO New England submitted a filing in July 2001 that the Company believed did not comport with the FERC's order. The Company protested the

filing, and received a favorable order from FERC on February 15, 2002.  Nevertheless, the NEPOOL Participants Committee and ISO New
England submitted another filing on March 18, 2002 that the Company believes does not comport with the FERC's orders, and the Company has again filed another protest.

         On September 27, 2001, FERC initiated a notice of proposed rulemaking regarding affiliate standards of conduct in both the electric and gas industries.  In its proposed rules, FERC proposed a broad definition of "energy affiliate", which would include  its affiliate National Grid USA Service Company, Inc. (Service Company) as well as the Company's electric distribution company affiliates.  The proposed rules would impose significant restrictions on the ability of the Company to interact with such "energy
affiliates."    If not modified, the proposed rules could require significant reorganization for the Company and possibly duplication of support functions that the Company depends on the Service Company to provide.

         As previously  reported,  there has been litigation regarding a FERC order to increase the ICAP deficiency charge to $8.75 per kilowatt-month  (kW-month)  instead of the rate  proposed by ISO New England of $0.17 per  kW-month.  In June 2001,  after  significant litigation  and a remand from the US Court of Appeals for the First  Circuit,  ISO New England made a  Compliance  Filing with the FERC proposing a compromise ICAP regime,  including an ICAP deficiency charge of $4.87 per kW-month.  On September 28, 2001, the FERC issued an order  refusing to apply  retroactively  the $8.75 per kW-month  deficiency  charge for the period January to June 2000. On November
20, 2001,  the FERC issued an order on rehearing of the August order  requiring ISO New England to establish a prospective  ICAP regime
(i.e.,  one under which utility ICAP purchase  requirements  are known in advance) in lieu of a retrospective  requirement  with a cure period.  It is unclear what system will replace the ICAP regime in the future.  The issue of the  appropriate  ICAP  deficiency  charge for the period since July 2000,  is currently  back before the US Court of Appeals for the First Circuit for  resolution.  FERC is also now  addressing  complaints by power  marketers  about how ICAP should have been charged for the period  January to July 2000.  Both of these proceedings will likely affect the Company's ICAP exposure.

                                                 OPERATING REVENUES

        The following is the detail of kWh sales and deliveries, electric sales and other operating revenue, and operating income for each of the years ended March 31, 2002 and 2001, the quarter ended March 31, 2000 and the year ended December 31, 1999.

                                         Sales and Deliveries of Electricity
                                                (in thousands of kWh)
                                        ------------------------------------

                                                                     Year Ended
                  Year Ended       Year Ended       Quarter Ended   December 31,
                March 31, 2002    March 31, 2001   March 31, 2000    1999
                --------------    --------------    ------------     ----

Total Sales
and Deliveries   2,535,502          4,518,054,      901,723         2,970,433
                ===========         =========       ========        ==========

                                                   Operating Revenues
                                                (in thousands of dollars)
                                          ------------------------------------

                                                                             Year Ended
                           Year Ended        Year Ended      Quarter Ended   December 31,
                           March 31, 2002     March 31, 2001   March 31,2000   1999
                           ------------     --------------        ----          ----

      Total Electric       103,187            168,057             32,048     90,639
      Sales Revenue

      Other Operating      457,231            488,215            102,515    505,702
      Revenue
                           --------          ---------         ---------   -------

     Total Operating
     Revenue               $560,418          $656,272           $134,564   $596,341
                          ========           =========          ========   ========

   Operating Income        $ 86,354          $ 87,715           $16,685    $78,563
                            =======           =========        =========   =========

    The decrease in total sales and deliveries and total electric sales revenue is primarily attributable to reduced kWh sales due to the sale of Millstone 3 nuclear generating unit and the effect of a refueling outage at the Vermont Yankee nuclear power plant during the quarter ended June 30, 2001.

                                             ELECTRIC UTILITY PROPERTIES

Transmission Properties

        NEP's integrated system consists of approximately 2,800 circuit miles of transmission lines, and approximately 119 substations.

        The properties of National Grid USA subsidiaries also include the ownership interests of New England Electric Transmission
Corporation (NEET),New England Hydro-Transmission Electric Company, Inc. (Mass. Hydro), and New England Hydro-Transmission
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

        For information on Regional Transmission Organizations, see Regulatory Environment, page 8.

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

        The Interconnection has two phases.  NEP's participation in both is approximately 22 percent.  NEP and the other participants have entered into support agreements that end in 2020.  Under the support agreements, NEP has agreed to guarantee its share of debt financing for the second phase.  At March 31, 2002, NEP had guaranteed approximately $20 million of project debt, including $4 million originally guaranteed by Montaup, with terms through 2015.  NEP's rights and obligations under its support agreements
(excluding the Montaup obligations) were transferred to the purchaser of its nonnuclear generation.  NEP remains an obligor under the support agreements, (excluding the
Montaup obligations) until 2020.  Costs associated with these support agreements are recoverable through the Company's transmission rates.

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

                                                                                     Future
                                   The Company's                                    Estimated
                                    Investment                                      Billings to
                                   as of 3/31/02                     Date           the Company
Unit                              %   $(millions)                   Retired         $(millions)
----------------------------------------------------------------------------------------------------------

Yankee Atomic                           34.5             0.4         Feb 1992            0
Connecticut Yankee                      19.5              13         Dec 1996            44
Maine Yankee                            24.0              15         Aug 1997           123

       Yankee Atomic has discontinued  further billings to the Company subject to a final  reconciliation of costs once decommissioning at the plant has been completed.  For Maine Yankee and Connecticut  Yankee, the Company has recorded a liability and a regulatory asset reflecting the estimated future billings from the companies.

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

Maine Yankee had previously hired Stone and Webster, Inc. (S and W), an engineering,  construction,  and consulting company, as the principal contractor  to  decommission  the unit.  In May 2000,  Maine Yankee  terminated  its  long-term  contract  with S and W and  negotiated  an arrangement  with S and W to continue work through June 2000. In June 2000, S and W filed for Chapter 11 bankruptcy  protection.  Subsequently,
Maine Yankee decided to self-manage the unit's  decommissioning  process.  In June 2000,  Federal  Insurance  Company (Federal) filed a complaint  in S and W's  bankruptcy  proceedings,  subsequently  removed to US District  Court in Maine,  which  alleged  that Maine Yankee improperly  terminated its contract with S and W and that Federal should be excused from a $39 million  performance  bond and a $12 million payment bond to Maine Yankee.

In December 2001, Maine Yankee and Federal reached a settlement.  Pursuant to the settlement  agreement,  Federal paid Maine Yankee $44 million in January 2002.  Maine Yankee  deposited the payment in its  decommissioning  trust fund.  With regard to Maine  Yankee's  August
2000 damage claim against S and W in the bankruptcy  proceeding for $78.2 million (later decreased to $21 million to reflect,  among other things,  the recovery of $44 million  from  Federal), on May 30,  2002,  the  bankruptcy  judge held that Maine Yankee had proved damages of $20.8 million and  estimated its claim at that amount.  However,  the amount Maine Yankee  actually  recovers will depend on the magnitude of assets in the bankrupt estate available to pay creditors' claims.

At Maine  Yankee and Yankee  Atomic,  the  contractor  responsible  for the  movement of spent fuel from wet storage to dry storage has incurred delays.  Connecticut  Yankee has experienced  delays in its  decommissioning  process due to zoning and other issues,  most of which are now resolved.

Due to rate  recovery  mechanisms,  the S and W claims and  decommissioning  delays are not  expected to  materially  affect the  Company's earnings.

Operating Nuclear Units
The  Company  has  minority  interests  in two  operating  nuclear  generating  units that the Company is engaged in efforts to divest:
Vermont  Yankee and Seabrook 1. In addition,  the Company sold its 16.2  percent  interest in Millstone 3 to Dominion  Resources,  Inc.
(Dominion) on March 31, 2001. Until such time as the Company divests its operating  nuclear  interests,  80 percent of the revenues and reasonable  operating  costs related to the units will be allocated to the customers  through CTCs, with  shareholders  being allocated the balance. Net proceeds attributed to the divestiture of the units will be allocated to customers through CTC.

         Vermont Yankee

         The following table summarizes the Company's interest in the Vermont Yankee Nuclear Power Corporation as of March 31, 2002:

                                                     The Company's Interest
                                                     (millions of dollars)
                                        ---------------------------------------------------
                                         Net                               Decommissioning
    Equity                              Plant         Estimated            Fund              License
Ownership              Equity          Assets        Decommissioning       Balance          Expiration
 Interest (%)     Investments       Cost (in 2001 $)
 -------------    -----------------------------------------------------------------------------------

     23.9                $12             $34                $107                $63              2012

In December  2001,  Vermont Yankee reached a settlement  with four equity  owners,  other than the Company,  agreeing to repurchase the
Vermont  Yankee shares held by these minority  shareholders  for $230 per share.  The  repurchase  was  consummated in January 2002 for approximately  $5.4 million.  As a result of the repurchase,  the Company's  ownership  interest in Vermont Yankee  increased from 22.5 percent to 23.9 percent.

On August 15,  2001,  Vermont  Yankee  announced  that it had reached an Agreement (the Agreement) to sell the Vermont  Yankee  nuclear power plant to Entergy  Corporation  (Entergy)  for $180  million.  The Company's  portion of the sale price would be  approximately
$43 million ($35 million for the plant and related  assets and $8 million for nuclear fuel) based on its 23.9 percent  ownership  interest.
The plant's decommissioning trust fund would be transferred to Entergy, and Entergy would assume  decommissioning  liability for the plant.
As part of the transaction,  Vermont Yankee owners,  including the Company, would purchase power from the plant through 2012. Net proceeds from the sale would be  credited  to the  Company's  customers  through  the CTC.  The sale of the plant is  contingent  upon the receipt of regulatory  approvals by the  Securities  and Exchange  Commission,  under the 1935 Act, the FERC,  the Nuclear  Regulatory  Commission
(NRC), the Vermont Public Service Board (VPSB),  and other state regulatory  commissions with  jurisdiction over other equity owners of
Vermont  Yankee.  The FERC,  the NRC and the VPSB have  approved the sale.  On June 21, 2002, Entergy filed a motion seeking reconsideration by the VPSB of a condition in its order approving the sale.  The condition rejected a provision int he Agreement entitling Entergy to keep
50 percent of any property remaining in the decommissioning trust fund upon completion of decommissiong.  The  Agreement  with Entergy terminates if the sale is not completed by July 31, 2002.

The Company previously resold 11.8 MW of its Vermont Yankee entitlement to a number of municipal and cooperative  utilities  (Secondary
Purchasers)  located in  Massachusetts  under a "Vermont Yankee  Secondary  Purchaser  Agreement"  which had a 30-year term expiring on
November 30, 2002. On May 16, 2002, the FERC approved an early  termination of the Secondary  Purchasers  contract  effective  February
28, 2002.  Pursuant to the settlement, the Secondary Purchasers agreed not to oppose the plant sale in any regulatory proceeding.

The Citizens of Brattleboro, and eight other towns in Vermont, cast non binding votes at town meetings in March 2002 on whether Vermont
Yankee should be shut down.  In the nine towns that voted on the issue, a narrow majority chose to keep the plant open.

         Seabrook 1

The following table summarizes the Company's interest in the Seabrook 1 nuclear generating unit as of March 31, 2002.

                                             The Company's share of (millions of dollars)
                                             --------------------------------------------

     The Company's              Net                   Estimated                 Decommissioning
     Ownership                  Plant Assets          Decommissioning           Fund               License
     Interest (%)                                     Cost(in 2001$)            Balance*            Expiration
-----------------------------------------------------------------------------------------------------------------------

10                              $17**                   $55                     $19                 2026

 *Certain additional amounts are anticipated to be available through tax deductions.
**Represents post-December 1995 spending including nuclear fuel.

On April 15, 2002,  eight of the 11 joint owners of Seabrook,  including the Company,  announced  that they had reached an agreement to sell an 88.2 percent  interest in Seabrook to FPL Energy  Seabrook LLC (FPL Seabrook),  a subsidiary of FPL Group,  for $836.6 million.
The  Company's  portion of the gross sales  proceeds  would be  approximately  $93.5  million.  Pursuant to the terms of the  Company's restructuring  settlements,  98 percent of the Company's proceeds, net of expenses related to the sale, post-1995 capital additions and inventories,  will be returned to National Grid customers in Massachusetts,  Rhode Island, and New Hampshire.  FPL Seabrook will assume responsibility  for ultimate  decommissioning  of Seabrook and will receive the  Seabrook  decommissioning  funds,  including a top-off payment by the Company  and other  sellers.  Approvals  for the  transaction  are needed from  federal and state  regulatory  agencies, including public utility  commissions in the sellers' states, the NRC, the New Hampshire Nuclear  Decommissioning  Financing  Committee
(NHNDFC),  the FERC,  and the  Department  of Justice or the Federal Trade  Commission.  The plant owners are targeting to complete the sale by the end of 2002.

Millstone 3
In November 1999, the Company  entered into an agreement with Northeast  Utilities (NU) to settle claims made by the Company  regarding the operation of Millstone 3. Among other things,  the  settlement  provided for NU to include the Company's  16.2 percent  interest in
Millstone  3 in an  auction  of NU's  share of the unit.  Upon the  closing of the sale,  the  Company  was to receive a fixed  amount, regardless of the actual sale price.

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

Regulatory  authorities from Rhode Island,  New Hampshire and Massachusetts have expressed an intent to challenge the reasonableness of the settlement  agreement as the Company would have received  approximately  $140 million of sale proceeds  without the agreement.  The dispute will be resolved by FERC.  The Company  believes it has a strong  argument that it acted  prudently  since the amount  received under the settlement agreement was the highest sale price for a nuclear unit at the time the agreement was reached.

Nuclear Decommissioning
The Company is liable for its share of decommissioning  costs for Seabrook 1 and all of the Yankees.  Decommissioning costs include not only  estimated  costs to  decontaminate  the units as required by the NRC, but also costs to dismantle  the units.  Such costs reflect estimates of total decommissioning costs approved by the FERC.

The Company  records  decommissioning  costs on its books  consistent  with its rate  recovery.  The Company is recovering its share of projected  decommissioning  costs for  Seabrook 1 through  depreciation  expense.  In  addition,  the  Company is paying its portion of projected  decommissioning  costs for  Connecticut  Yankee and Maine Yankee.  The Company has  completed its projected  decommissioning obligation for Yankee Atomic, subject to a final reconciliation of decommissioning costs.

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

On July 6, 2001, legislation was enacted to modify New Hampshire's current decommissioning law. This new legislation, initiated and supported by Seabrook's joint owners, including the Company, was designed to protect customers from future decommissioning risks. The legislation reduces the standard for non-radiological decommissioning at the site and will allow the buyer of the plant to retain any decommissioning funds in excess of those contributed by customers of the present owners.

The NHNDFC has authority to implement the new decommissioning law. Under the new law, the NHNDFC is charged with assuring that the buyer of Seabrook will have adequate funding to complete decommissioning in the event the plant is prematurely shutdown.

On  November  5, 2001,  the NHNDFC  issued an order  substantially  approving  a  settlement  establishing  proposed  terms for funding assurance.  The terms of the settlement included a cash "top-off" payment to the  decommissioning  fund of approximately $57 million at the time of the  sale.  In  addition,  the  buyer of the  plant  would be  required  to  accelerate  its  annual  decommissioning  fund contributions  through 2006 and provide a funding  assurance  package of  approximately  $125  million that would  decline over time as additional annual contributions are made to the fund.

The Nuclear Waste Policy Act of 1982  establishes that the federal  government  (through the Department of Energy (DOE)) is responsible for the  disposal  of spent  nuclear  fuel.  The  federal  government  requires  the Company to pay a fee based on its share of the net generation from the Seabrook 1 nuclear  generating unit. Prior to 1998, the Company  recovered this fee through its fuel clause.  Under settlement  agreements,  substantially  all of these  costs are  recovered  through  CTCs.  Similar  costs are billed to the Company by
Vermont Yankee and are also recovered from customers  through CTCs. In 1997,  ruling on a lawsuit  brought  against the DOE by numerous utilities and state regulatory  commissions,  the U.S. Court of Appeals for the District of Columbia held that the DOE was obligated to begin  disposing of utilities'  spent nuclear fuel by January 1998.  The DOE failed to meet this deadline and is not expected to have a temporary or permanent  repository  for spent nuclear fuel before 2010, at the  earliest.  Many  utilities,  including  Yankee  Atomic,
Connecticut  Yankee,  and Maine Yankee filed claims for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE's  failure to begin to take fuel in 1998.  The court held that the DOE is liable for such failure in October  1998.  The Yankee
Companies  have filed a further  action  against the DOE to determine the level of damages.  As an interim  measure until the DOE meets its  contractual  obligations to dispose of their spent fuel,  those companies are proceeding  with  construction of independent  spent fuel storage installations on the plant sites.

Each nuclear  unit in which the Company has an ownership  interest has  established  a  decommissioning  trust fund or escrow fund into which  payments are being made to meet the  projected  costs of  decommissioning.  There is no  assurance  that  decommissioning  costs actually incurred by Seabrook 1 or the Yankees will not substantially exceed the estimated amounts.  For example,  decommissioning cost estimates assume the  availability of permanent  repositories for both low-level and high-level  nuclear waste;  those  repositories do not currently  exist.  The temporary  low-level  repository  located in Barnwell,  South Carolina may become  unavailable,  which could increase the cost of decommissioning  the Yankee Atomic,  Connecticut Yankee, and Maine Yankee plants. If either of the operating units were  shut  down  prior  to the end of its  operating  license,  the  funds  collected  for  decommissioning  to that  point  would  be insufficient. Under settlement agreements, the Company will recover decommissioning costs through CTCs.

Nuclear Insurance
The  Price-Anderson  Act limits the  amount of  liability  claims  that  would have to be paid in the event of a single  incident  at a nuclear plant to $9.5 billion (based upon 106 licensed  reactors).  The maximum amount of commercially  available insurance coverage to pay such claims is $200  million.  The  remaining  $9.3 billion  would be provided by an assessment of up to $88.1 million per incident levied on each of the  participating  nuclear units in the United States,  subject to a maximum  assessment of $10 million per incident per nuclear unit in any year.  The maximum  assessment,  which was most  recently  adjusted in 1998, is adjusted for inflation at least every five  years.  The  Company's  current  interest in Vermont  Yankee and  Seabrook 1 would  subject the Company to a $29.8  million maximum  assessment per incident.  The Company's payment of any such assessment would be limited to a maximum of $3.4 million per year.
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
These policies may require  additional  premium  assessments if losses relating to nuclear incidents at units covered by this insurance occur in a prior six-year period.  The Company's maximum potential exposure for these  assessments,  either directly or indirectly,  is approximately $6.0 million with respect to the current policy period.

Nuclear Fuel Supply

         The utilities responsible for the fuel supply for these operating nuclear units are not experiencing any difficulties in obtaining commitments for the supply of each element of the nuclear fuel cycle.

Purchased Power Transfer Agreement

         As part of the sale of NEP's nonnuclear generating business to PG and E Gen on September 1, 1998, NEP signed a purchased power transfer agreement through which PG and E Gen purchased NEP's entitlement to approximately 1,100 MW of power procured under long-term contracts.  For more information, see the Regulatory Environment and Accounting Implications section of the 2002 NEP Annual Report.

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

         For more information, see the Regulatory Environment and Accounting Implications section of the 2002 NEP Annual Report,
Nuclear Units, page 15 and Environmental Requirements, below.

Environmental Requirements

         Existing Operations

         NEP is subject to federal, state, and local environmental regulation of, among other things, wetlands and flood plains; air and water quality; storage, transportation, and disposal of hazardous wastes and substances; underground storage tanks; and
land-use.  Upon completion of the sale of substantially all of NEES' nonnuclear generating business to PG and E Gen, PG and E Gen assumed responsibility for environmental conditions at the Sellers' nonnuclear generating stations.  See the Regulatory Environment and
Accounting Implications section of the 2002 NEP Annual Report.

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

         Environmental Protection Facilities Expenditures

         NEP estimates that capital expenditures for environmental protection facilities in 2002 and 2003 will not be material.

         Hazardous Substances

         The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products.  For more information regarding sites for which NEP has been named as a potentially responsible party, other sites, a settlement agreement covering rate recovery of certain remediation costs, and reserves, see Note E of the Notes to the
Financial Statements of the NEP 2002 Annual Report.

         Nuclear

        The NRC, along with other federal and state agencies, has extensive regulations pertaining to environmental aspects of nuclear reactors.  Safety aspects of nuclear reactors, including design controls and inspection programs to mitigate any possibility of nuclear accidents and to reduce any damages therefrom, are also subject to NRC regulation.  See Nuclear Units, page 15.

                                             CONSTRUCTION AND FINANCING

        NEP's estimated construction expenditures for the fiscal years ended March 2003 through 2005 are $40 million, $55 million,
$50 million, respectively.

        NEP conducts a continuing review of its construction and financing programs.  These programs and the estimates shown above are subject to revision based upon changes in assumptions as to load growth, rates of inflation, receipt of adequate and timely rate relief, the availability and timing of regulatory approvals, new environmental and legal or regulatory requirements, total costs of major projects, technological changes, and the availability and costs of external sources of capital.

Financing

        All of NEP's construction expenditures during the fiscal years ended March 2003 through March 2005 are expected to be financed by internally generated funds.

        NEP's general practice has been to finance construction expenditures in excess of internally generated funds initially by issuing unsecured short-term debt.  This short-term debt is subsequently reduced through sales of long-term debt securities and through capital contributions from its parent.

        The ability of NEP to issue short-term debt is limited by the need to obtain regulatory approval from the SEC under the 1935
Act and from the NHPUC.  Regulatory approval has been granted at March 31, 2002 for short-term debt of up to $375 million.  At March 31, 2002,
NEP had no outstanding short-term debt.  At March 31, 2002, NEP had lines of credit and standby bond facilities for $456 million.  To the extent bonds ever had to be repurchased under the standby bond facility, they would not be considered short-term debt.

        NEP and certain affiliates, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings.  Short-term borrowing needs are met first by available funds of the money pool participants.
Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings.  Companies which invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool.  Funds may be withdrawn from or repaid to the pool at any time without prior notice.  At March 31, 2002, NEP had no moneypool borrowings outstanding.

         EXECUTIVE OFFICERS

        The Treasurer is elected by the stockholders to hold office until the next annual meeting of stockholders and until the successor is duly chosen and qualified.  The other executive officers are elected by the Board of Directors to hold office subject to the pleasure of the directors and until the first meeting of directors after the next annual meeting of stockholders and until their successors are duly chosen and qualified.  Certain officers of NEP are, or at various times in the past have been, officers and/or directors of the affiliated companies with which NEP has entered into contracts and had other business relations.  The list below is as of March 31, 2002.

        Peter G. Flynn - Age: 48 - Elected President in 1999 - National Grid USA Vice President since 2000 - Vice President and
        Director of Rates for the Service Company from 1996 to 1999.

        Michael E. Jesanis - Age: 45 - Vice President since 1998 - National Grid USA Executive Vice President since January 2001 -
        NEES Senior Vice President and Chief Financial Officer from 1998 - 2000 - NEES Vice President from 1997 to 1998 - NEES
        Treasurer from 1992 to 1998 - Elected Vice President of Narragansett in 1998 - Treasurer of Mass. Electric and NEP from 1992 to 1998.

        Marc F. Mahoney - Age: 48- Elected Vice President in 2000 - Vice President, Field Operations for EUA from 1997 to 2000 -
        Director, Transmission and Distribution for EUA from 1995 to 1997.

        John F. Malley - Age: 53 - Vice President since 1992.

        Lawrence J. Reilly - Age: 46 - Vice President since January 2001 - National Grid USA Senior Vice President since 2000 -
        National Grid USA Secretary and General Counsel since January 2001 - President of Mass. Electric, Narragansett, Nantucket, and
        Granite State from 1996 to 2000.

        James S. Robinson - Age: 48 - Treasurer since January 31, 2002 - Vice President since 1998 - Director of Nuclear Investments from 1997 to 1998 - Manager, Wholesale Business Administration from 1993 to 1997.

        Masheed H. Rosenqvist - Age: 47 - Vice President since 1998 - Manager, Transmission Tariffs and Contracts for NEP or Service
        Company since 1997.

        Herb Schrayshuen - Age:  47 - Elected Vice President effective January 31, 2002 - Director of Electric Assets from 1999 to 2002 -
        Director of Energy Transactions from 1998 to 1999 - Director of Power Transactions from 1996 to 1997.

        Terry L. Schwennesen - Age: 46 - Elected Vice President in 2000 - Associate General Counsel of Mass. Electric from 1999 to
        2000 - Director of Rates for Service Company from 1998 to 1999 - Manager of Rates during 1998 - Manager of Wholesale Rates until 1998.

        John G. Cochrane - Age: 44 Vice President effective January 31, 2002 - Treasurer from 1998 to January 31, 2002 - National Grid
        USA Chief Financial Officer since January 2001 - NEES Vice President since 1999 - NEES and Service Company Treasurer from 1998 to 2002 - Vice President of the Service Company since 1993 - Treasurer of Mass. Electric Company from 1998 to 2000 - Treasurer of Narragansett from 1993 to 2000.

        Edward A. Capomacchio - Age: 55 - Elected Controller in 2001 - Controller of Mass. Electric Company, Narragansett, Granite
        State and Nantucket Electric, since 2001 - Vice President and Controller of Service Company since February 2002 -
        Assistant Controller of Service Company from 1998 to 2002 - Controller of Niagara Mohawk Power Corporation since February 2002
        - Director of Internal Audit for Service Company from 1994 - 1998.

ITEM 2.  PROPERTIES

        See ITEM 1.  Business - Transmission Properties, Page 13 and Nuclear Units, page 15.

ITEM 3.  LEGAL PROCEEDINGS

        See Item 1.  Business - TRANSMISSION AND NUCLEAR GENERATION BUSINESS - Regulatory Environment, Page 8 and ELECTRIC UTILITY
PROPERTIES - Nuclear Units, Page 15.

        Norwood

         From 1983 until 1998,  the Company was the  wholesale  power  supplier for the Town of Norwood,  Massachusetts  (Norwood).  In
April 1998,  Norwood began taking power from another  supplier.  Pursuant to a tariff  amendment  approved by the FERC in May 1998, the
Company has been  assessing  Norwood a contract  termination  charge.  Through  March  2002,  the charges  assessed  Norwood  amount to approximately  $43  million,  all of which remain  unpaid.  The Company  filed a  collection  action in  Massachusetts  Superior  Court
(Superior  Court).  The Superior Court deferred action until the various appeals  described below were decided.  On March 14, 2001, the
Superior Court ordered Norwood to pay the Company  approximately $27 million including interest,  and affirmed Norwood's  obligation to make monthly  contract  termination  charge payments to the Company of  approximately  $600,000,  plus interest.  Norwood  appealed the order on April 11, 2001.  Pending the appeal,  Norwood  entered into a consent order to establish a segregated  account for the benefit of the Company in the amount of $14 million and to make regular additions to the account.

         Separately,  Norwood filed suit in Federal  District Court (District Court) in April 1997 alleging that the divestiture of the
Company's  nonnuclear  generation  business (the divestiture)  violated the terms of the 1983 power contract and contravened  antitrust laws.  The District  Court  dismissed the lawsuit.  On appeal,  the First Circuit Court of Appeals  (First  Circuit) also  consolidated appeals Norwood made from FERC's orders approving the divestiture,

the  wholesale  rate  settlement  between the Company and its  distribution  affiliates,  and the contract  termination  charge  tariff amendment.  In February 2000, the First Circuit  dismissed  Norwood's appeal from FERC orders and dismissed its appeal from all but one of Norwood's  District Court claims,  which relates to alleged  generation  market power.  Norwood filed several  petitions for review.
Finally, in October 2000, the US Supreme Court refused Norwood's petitions to review the First Circuit decisions.

         In the District Court action,  in April 2000, the Company renewed its motion to dismiss  Norwood's  remaining  claim.  Norwood amended its complaint to reassert a request for rescission of the divestiture,  which it had earlier  dropped.  The Company's motion to dismiss on the ground  that it is not a proper  party was denied in July 2001.  Still  pending is a motion to dismiss the action on the ground of issue preclusion filed by co-defendant PG and E and joined in by the Company.

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
Information pertaining to payment of dividends and restrictions on payment of dividends is incorporated herein by reference to the
NEP 2002 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by this item is incorporated herein by reference to Selected Financial Information, Note K of the NEP
2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information required by this item is incorporated herein by reference to the Financial Review section of the NEP 2002
Annual Report.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated herein by reference to the Risk Management section of the NEP 2002
Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated herein by reference to the financial statements and Notes to Financial
Statements in the NEP 2002 Annual Report.

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

        The list below is as of March 31, 2002.

        L. Joseph Callan - Age: 54 - Elected Director in 2000 - Consultant since 1998 - Several positions at the NRC, including
        Regional Administrator and Executive Director of Operations, from 1979 to 1998.

        John G. Cochrane* - Elected Director in 2002 - Directorships of National Grid USA Companies:  EUA Bioten, Inc., EUA Energy
        Investment Corporation, Granite State Electric Company, Massachusetts Electric Company, Nantucket Electric Company, The
        Narragansett Electric Company, National Grid Transmission Services Corporation, National Grid USA, National Grid USA Service
        Company, Inc., NEES Communications, Inc., NEES Energy, Inc., New England Electric Transmission Corporation, New England Energy
        Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England
        Hydro-Transmission Electric Company, Inc., New England Power Company, NEWHC, Inc., Niagara Mohawk Energy, Inc., Niagara Mohawk
        Holdings, Inc., NM Properties, Inc., NM Uranium, Opinac North America, Inc., and Wayfinder Group, Inc.

        Peter G. Flynn* - Elected Director in 1999.

        Michael E. Jesanis* - Elected Director in 2000 -
        Directorships of National Grid USA Companies: Granite State Electric Company, Massachusetts Electric Company, Nantucket
        Electric Company, National Grid Transmission Services Corporation, National Grid USA, National Grid USA Service Company, Inc.,
        NEES Communications, Inc., New England Power Company, The Narragansett Electric Company, Niagara Mohawk Holdings, Inc.,
        Niagara Mohawk Power Corporation, Niagara Mohawk Energy, Inc., and Opinac North America, Inc.

        Robert G. Powderly - Age: 55 - Elected Director in 2000 - Executive Vice President of EUA until 2000 - Directorships of
        National Grid USA Companies: National Grid USA, National Grid USA Service Company, Inc., and New England Power Company.

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
        Grid Transmission Services Corporation, National Grid USA, National Grid USA Service Company, Inc., NEES Communications, Inc.,
        NEES Energy, Inc., NEES Telecommunications Corp., New England Electric Transmission Corporation, New England Energy
        Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-
        Transmission Electric Company, Inc., New England Power Company, NEWHC, Inc., New England Wholesale Electric Company, The
        Narragansett Electric Company, Wayfinder Group, Inc, Niagara Mohawk Energy, Inc., Niagara Mohawk Holdings, Inc., NM
        Properties, Inc., NM Receivables Corp.II, NM Uranium, and Opinac North America, Inc.

        Terry L. Schwewnnesen* - Elected Director in 2000.

        Richard P. Sergel - Age:  53 - Director since 1998.  Director of National Grid Group plc.  Directorships of National Grid USA
        companies: EUA Bioten, Inc., EUA Energy Investment Corporation, Granite State Electric Company, Massachusetts Electric
        Company, Nantucket Electric Company, National Grid Transmission Services Corporation, National Grid USA, National Grid USA
        Service Company, Inc., NEES Communications, Inc., NEES Energy, Inc., NEES Telecommunications Corp., New England Energy
        Incorporated, New England Electric Transmission Corporation, New England Hydro Finance Company, Inc., New England
        Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Company, NEWHC, Inc.,
        The Narragansett Electric Company, Wayfinder Group, Inc., Niagara Mohawk Energy, Inc., Niagara Mohawk Holdings, Inc., and
        Opinac North America, Inc.

        Philip R. Sharp - Age: 59 - Elected Director in 2000 - Lecturer, Harvard University John F. Kennedy School of Government since
        1995 - US Congressman from 1975 to 1995.  Other directorships: Cinergy Corporation and Proton Energy Co.

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

        Based solely on NEP's review of the copies of such forms received by it, or written representations from certain reporting persons that such forms were not required for those persons, NEP believes that, during the year ended March 31, 2002, all filing requirements applicable to its officers, directors, and 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table gives information with respect to all compensation (whether paid directly by NEP or billed to it as hourly charges) for services in all capacities for NEP for the fiscal years ending March 31, 2002 and 2001, the first calendar quarter of
2000, and calendar year 1999 to or for the benefit of the Chief Executive Officer and the four other most highly compensated executive officers.

                                                                                      NEP

                                                                   SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                  Annual Compensation (b)                                        Compensation
                  --------------------------                                    -------------------
                                                  Other          Restricted      Securities
Name and                                          Annual         Share           Under                    All Other
Principal                                         Compensa-      Awards(e)       Lying          LTIP      Compensa-
Position         Year      Salary       Bonus       tion                         Options        Payouts   tion
Payoutstion
(a)                         ($)         ($)(c)     ($)(d)                           (#)          ($)      ($)(f)
----------       ----      -------      ------     ------        ---------        ----------   -------- ----------

Peter G.         2002      180,630      109,353    19,313                 0        16,825             0      452
Flynn            2001      177,211       30,270    12,175                 0             0             0      432
President        2000(g)    40,997      107,889     2,050                 0        36,473       118,615       90
                 1999      154,707       74,812     3,616            30,220                      46,464      359

Marc F.          2002      106,485       64,675    12,637                 0         9,702             0      165
Mahoney          2001      118,010       78,428    11,352                 0        35,886             0      280
Vice
President

Masheed H.       2002      152,196       70,479    18,154                 0        14,711             0      464
Rosenqvist       2001      146,112       17,892    18,452                 0             0             0      539
Vice    2000(g)             32,745       63,412     1,637                 0        16,023        54,855      103
President        1999      124,740       45,569     2,538            17,671                           0      412

James S.         2002      139,633       66,344    18,221                          12,061             0      221
Robinson         2001      130,137       39,862    18,649                 0             0             0      204
Vice             2000(g)    31,811       62,966     1,625                 0        14,458        53,878       42
President        1999      115,920       42,415     2,693            16,405                      22,018      167

Terry L.         2002      140,004       71,711    17,933                 0        13,432             0      201
Schwennesen      2001      124,951       15,992    16,787                 0             0             0      168
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

(e)      The  incentive  share awards for the named  executives  who were also NEES  executives  in 1999 were in the form of restricted shares (with a five-year  restriction)  or deferred share  equivalents,  deferred for receipt for at least five years,  at the executive's  option. As cash dividends were declared,  the number of deferred share equivalents  increased as if the dividends were reinvested in shares.

(f)      Includes NEP  contributions  to life insurance.  See  description  under Plan  Summaries.  The life insurance  contribution is calculated based on the value of term life insurance for the named  individuals.  The premium costs for most of these policies have been or will be recovered by NEP.

(g)      Information is for the first calendar quarter of 2000 only.

Directors' Compensation

         Members of the NEP Board who are employees of National Grid USA companies receive no fees for service on the Board.  Non-
employee  directors  receive an annual retainer of $20,000 plus a meeting fee of $1,000 for each Board or committee  meeting  attended.
The Chairman of the Nuclear Committee, Mr. Callan, receives $1,500 for each committee meeting he chairs.

Retirement Plans

         The following table shows estimated  annual benefits  payable to executive  officers under the qualified  pension plan and the supplemental retirement plan, assuming retirement at age 65 in 2002.

                                                    PENSION TABLE

Five-Year
Average    15 Years        20 Years        25 Years       30 Years        35 Years
Compensa-    of               of              of             of              of
tion       Service         Service         Service        Service         Service
---------  --------        --------        --------       --------        --------

$100,000       $27,858         $36,478         $44,847         $53,217        $58,586
$150,000       $43,858         $57,478         $70,722         $83,967        $92,711
$200,000       $59,858         $78,478         $96,597        $114,717       $126,836
$250,000       $75,858         $99,478        $122,472        $145,467       $160,961
$300,000       $91,858        $120,478        $148,347        $176,217       $195,086
$350,000      $107,858        $141,478        $174,222        $206,967       $229,211
$400,000      $123,858        $162,478        $200,097        $237,717       $263,336
$450,000      $139,858        $183,478        $225,972        $268,467       $297,461
$500,000      $155,858        $204,478        $251,847        $299,217       $331,586

        For purposes of the retirement plans, Mr. Flynn, Mr. Mahoney, Ms. Rosenqvist,  Mr. Robinson, and Ms. Schwennesen currently have
20, 26, 20, 14, and 17 credited years of service, respectively.

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

                                                                 -35-

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

        The shareholder  approval of the merger agreement with National Grid Group plc (May 1999)  constituted a Major  Transaction and the merger with  National  Grid Group plc on March 22, 2000  constituted  a Change in Control.  Accordingly,  in the event Mr.  Flynn's employment  is terminated  without  cause by the Company or for Good Reason by Mr. Flynn within 36 months  following the month in which the Major  Transaction  or Change in Control  occurred,  Mr.  Flynn will be entitled to receive  (in  addition to any normal  post-term compensation  and benefits as they become due),  (1) in lieu of any other salary  payments:  a lump sum cash payment equal to two times the sum of (a) the higher of (i) his annual base salary in effect at the time of termination  and (ii) his annual base  compensation in effect  immediately  prior to the Change in Control or Major  Transaction  and (b) the higher of (i) the average of the annual  bonuses awarded him under the National Grid USA Companies'  Incentive  Compensation Plan and the Incentive Share Plan or successors of any such plans  (collectively,  the Incentive  Plans) for the three  performance  years  preceding the year in which his Date of Termination (as defined in the Change in Control  Agreement)  occurs or (ii) the average of the annual  bonuses  awarded him pursuant to the  Incentive
Plans for the three  performance years preceding the year in which the Change in Control or Major  Transaction  occurs;  (2)in addition to the  retirement  benefits  to which  Mr.  Flynn is  entitled,  a lump sum cash  payment  equal to the  excess  of (a) the  actuarial equivalent  of the  retirement  pension  which he would have accrued  under the terms of each Pension Plan (as defined in the Change in
Control  Agreement)  of National Grid USA  (determined  as if he (i) were fully vested  thereunder  and had  accumulated  24 additional months of service credit  thereunder  and (ii) had been credited under each Pension Plan during such 24 month period with  compensation at the higher of (A) his  compensation  during the 12 months  immediately  preceding his Date of  Termination  or (B) his  compensation during the 12 months  immediately  preceding  the Change in Control or Major  Transaction)  over (b) the  actuarial  equivalent  of the retirement  pension which he had actually  accrued  pursuant to the provisions of each pension plan as of the Date of Termination;  (3)
the continuation of life,  disability,  accident and health  insurance  benefits  substantially  similar to those which he had received prior to his Date of Termination for 24 months  following the Date of  Termination,  reduced to the extent he receives such benefits or such benefits are made available to him from a subsequent  employer,  without cost to him; (4) if he would have otherwise been entitled to post-retirement  health care or life insurance had his employment  terminated at any time during the 24 months following his Date of
Termination such  post-retirement  health care and life insurance commencing on the later of (a) the date that such coverage would have first become  available to him and (b) the date that the benefits  described in clause (3) above terminate;  and (5) the  reimbursement of legal fees and  expenses,  if any,  incurred  by him in  disputing  in good faith,  any issue  relating  to the  termination  of his employment.  Notwithstanding  the above,  the payments and benefits to be provided to Mr. Flynn will be reduced to the extent necessary to avoid imposition of the Excise Tax (as defined in the Change in Control  Agreement)  pursuant to Section 4999 of the Code;  provided that such reduction would yield a greater result to Mr. Flynn than actual payment by Mr. Flynn of the Excise Tax.

        Upon a Change in Control a participant in the deferred  compensation  plan has the option of receiving a full  distribution  of the participant's cash and share accounts and the actuarial value of future benefits from the insurance related benefits under a prior plan, all less 10 percent.

        The National Grid USA Companies' bonus plans,  including the Incentive Plans, the Incentive Thrift Plan, and the Goals Program,
provide  for  payments  equal to the  average of the  bonuses  for the three  prior  years in the event of a Change of  Control.  These payments  would be made in lieu of the regular  bonuses for the year in which the Change in Control  occurs.  The  Retirees  Health and
Life Insurance Plan has provisions  preventing  changes in benefits  adverse to the  participants for three years following a Change in
Control.

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

        Incentive Thrift Plan

         The  Incentive  Thrift Plan permits  eligible  employees to contribute up to 50% of their pay on a on a pre-tax basis into the plan (subject to legal  limits),  and to receive a Company  matching  contribution  of up to 5% of their base pay provided the employee contributes  at least 6% of her or his base pay into the plan.  Under  Internal  Revenue Code rules,  annual  salary  deferrals  could not exceed  $10,500 and  compensation  taken into  account  for  determining  deferrals  could not exceed $170,000.  Consequently,  matching contributions were capped at $8,500.  Matching  contributions are shown under Other Annual  Compensation in the Summary  Compensation
Table.

Deferred Compensation Plan

         The Deferred Compensation Plan offers executives the opportunity to defer bonuses and/or a portion of base pay until a later elected date.  The plan offers returns on deferrals based upon either the prime rate, the S and P 500 Index, or parent company securities.  In addition, the Company credits executives under the Deferred Compensation Plan with the amount of matching contribution that the executive was unable to contribute under the Incentive Thrift Plan due to the $170,000 compensation limit, determined by presuming a maximum executive deferral of $10,500.  For the year ended March 31, 2002. the maximum make-up contribution was approximately $250.

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

        Stock Option Plan

        For description, please see the Option Grant and Fiscal Year-End Option Values tables.

                                                       OPTION GRANTS IN LAST FISCAL YEAR
                                                      ----------------------------------

                                                                                Potential Realizable
                                                                                Value At Assumed
                                                                                Annual Rates of Stock
          Individual Grants                                                     Price Appreciation
                                                                                For Option Term
-------------------------------------------------------------------------------------------------------

                                Percent Of
                  Number of     Options
                  Securities    Granted
                  Underlying    To          Exercise
                  Option        Employees   Of Base           Expi-
                  Granted       In Fiscal   Price             ration
                  (#)           Year        ($/Sh)            Date              5%($)           10% ($)
-------------------------------------------------------------------------------------------------------

Peter G. Flynn     16,825       1.5%             8.32              June 2011     228,015        363,075
Marc F. Mahoney     9,702       0.8%             8.32              June 2011     131,483        209,365
Masheed Rosenqvist 14,711       1.3%             8.32              June 2011     199,369        317,462
James S. Robinson  12,061       1.1%             8.32              June 2011     163,452        260,270
Terry Schwennesen  13,432       1.2%             8.32              June 2011     182,036        289,862

        In June 2001,  National Grid granted the stock options  shown above.  The exercise  price is 8.32 dollars (the mid market price on the day before the grant of the options) per share of National  Grid stock.  The options are for National  Grid shares listed on the
London Stock  Exchange - not National  Grid ADRs,  each ADR being equal to 5 shares.  The exercise  price is 5.63 GBP and was converted to dollars for this table using a  conversion  of 1 GBP to 1.47848  dollars.  The options are not vested for 3 years and lapse after 10 years.  The number of stock  options  granted  was a multiple  of base pay  ranging  from 0.5 to 1.5 times base pay.  The  options  are subject to a performance  condition.  The options are only exercisable if National Grid's total shareholder  return (as defined) during the three  years of the  performance  period  place it at least at the median of a stated  comparison  group.  All of the  options  are exercisable  if National  Grid ranks in the top quartile and a portion are  exercisable  if National  Grid ranks between the median and the top quartile.  If the  performance  condition is not met after the three year period,  the National Grid Group Renumeration  Committee may recalculate the performance  condition on subsequent  anniversaries of the performance  period.  The Committee may make adjustments it considers  appropriate  to take account of any factor which it  considers  to be relevant  (such as a capital  reorganization  of
National  Grid or a member of the  comparison  group).  The  Committee  may  change the  performance  condition  or use an  alternative methodology for calculating total shareholder return.

Messrs. Flynn, Mahoney, and Robinson were granted options that totaled 17,269,  14,071, and 12,152,  respectively,  however, only those listed in the table above were allocated as compensation paid by NEP.

                                                    FISCAL YEAR-END OPTION VALUES
                                               --------------------------------------

                               Number of                                        Value of
                               Securities                                       Unexercised
                               Underlying                                       In-the-Money
                               Unexercised                                      Options at
                               Options at                                       3/31/02 ($)(a)(b)
Name                           3/31/02 (#)(a)
-------------------------------------------------------------------------------------------------

Peter G. Flynn (c)              54,724                                      $0
Marc F. Mahoney (c)             34,445                                      $0
Masheed H. Rosenqvist           30,734                                      $0
James S. Robinson (c)           26,410                                      $0
Terry L. Schwennesen            27,747                                      $0

                  (a)      All of these options are unexercisable as the most senior grants do not vest until 2003.

                  (b)      Since the fiscal year-end share price was lower than the exercise price for all issued options, none of the options are in-the-money.

                  (c)      Messrs. Flynn, Mahoney,and Robinson hold a total of 56,169,49,957, and 26,610 options, respectively, however only those listed on the table above were allocated as compensation paid by
                           NEP.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         National Grid USA owns 99.6 percent of the voting securities of NEP.

         The following table lists the holdings of National Grid American Depositary Receipts (ADRs) as of June 3, 2002 by the
directors, the executive officers named in the Summary Compensation Table, and all directors and executive officers of the Company, as a group.  The share totals below include ADRs held through the Incentive Thrift Plan described above.

Name                                        ADRs Beneficially Owned

L. Joseph Callan                                0
John G. Cochrane                              559
Peter G. Flynn                              3,339
Michael E. Jesanis                            630
Marc F. Mahoney                               413
Robert G. Powderly                            489
Lawrence J. Reilly                            928
James S. Robinson                             634
Masheed H. Rosenqvist                         449
Herb Schrayshuen                              907
Terry L. Schwennesen                          536
Richard P. Sergel                             588
Philip R. Sharp                                 0

All directors and
executive officers,
as a group (14 persons)                      9,960

Equity Compensation Plans

         A summary of our stockholder approved equity compensation plans as of March 31, 2002 is as follows:

                           (a)                                (b)                                (c)

Plan category              Number of securities      Weighted-average           Number of securities
                           to be issued upon         exercise price of out-     remaining available
                           exercise of outstand-     standing options,          for future issuance
                           ing options, warrants     warrants and rights        under equity compen-
                           and rights(d)                                        sation plans (excluding
                                                                                securities reflected
                                                                                in column (a))

Equity compensa-
tion plans approved        2,790,534                 $8.32                      177,699,048 (e)
by security holders

Equity compensa-
tion plans not             __                        __                                 __
approved by
security holders

Total                      2,790,534                 $8.32                      177,699,048

(d)     The options are for National Grid shares listed on the London Stock Exchange - not National Grid ADRs,
        each ADR being equal to 5 shares.

(e)     This is the total number of securities available for future issuance under the plans, however, the amount available for issuance to senior executives is limited to 88,849,524 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

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

(3)     (a)       Articles of Organization as amended through June 25, 1987 (Exhibit 3(a) to 1988 Form 10-K, File No. 0-1229).
                  Articles of Amendment dated January 27, 1998 (Exhibit B.18.a to National Grid USA 1999 Form U-5-S, File No. 30-33);
                  Articles of Amendment dated February 25, 2000 (Exhibit 3(a) to 2000 Form 10-K, File No. 1-6564); Articles of Merger
                  dated May 1, 2000  (Exhibit 3(a) to 2001 Form 10-K, File No. 1-6564);.

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
                     1-3446); Amendments dated as of May 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No.
                     1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(f) to NEES' 1986 Form 10-K, File No. 1-3446);
                     Agreement for Reinforcement and Improvement of the Company's Transmission System dated as of April 1, 1983
                     (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446); Lease dated as of May 16, 1983 (Exhibit 10(f) to NEES'
                     1983 Form 10-K, File No. 1-3446); Upper Development-Lower Development Transmission Line Support Agreement dated as of May 16, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446); Agreement with Respect to Second
                     Amendment and Restatement of Agreement with Respect to Use of Quebec Interconnection dated November 19, 1997
                     (Filed herewith).

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
                     File No. 1-3446).

          (f)        New England Power Pool Agreement:  Restated New England Power Pool Agreement as amended through the Sixty-sixth Agreement amending New England Power Pool Agreement (Exhibit 10(f) to 2001 Form 10-K, File No. 1-6564); Restated New
                     England Power Pool Agreement as amended through the Seventy-Sixth Agreement amending New England Power Pool
                     Agreement and Amendments dated as of July 13, 2001, September 24, 2001, October 12, 2001, December 7, 2001, and
                     January 18, 2002 (filed herewith).

          (g)        National Grid USA Service Company, Inc. and the Company:  Specimen of Service Contract (Exhibit 10(g) to 2001 Form 10-K,
                     File No. 1-6564).

          (h)        Massachusetts Electric Company, et al. and the Company: Form of Mutual Assistance Agreement (Exhibit 10(n) to 1996 Form
                     10-K, File No. 0-1229).

          (i)        Public Service Company of New Hampshire et al. and the Company: Agreement for Joint Ownership, Construction and Operation
                     of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974,
                     September 25, 1974 and October 25, 1974 (Exhibit 10-18(b), File No. 2-52820); Amendment dated January 31, 1975
                     (Exhibit 10-16(b), File No. 2-57831); Amendments dated April 18, 1979, April 25, 1979, June 8, 1979, October 11,
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

          (j)        Vermont Yankee Nuclear Power Corporation et al. and the Company:  Capital Funds Agreement dated February
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

        (k)          Yankee Atomic Electric Company et al. and the Company:  Amended and Restated Power Contract dated April
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

       *(l)          National Grid USA Companies' Deferred Compensation Plan Amended and Restated December 6, 2001 (filed herewith).

       *(m)          National Grid USA Companies' Retirement Supplement Plan Revised and Restated December 21, 2001 (filed herewith).

       *(n)          National Grid USA Companies' Executive Supplemental Retirement Plan Revised and Restated December 21, 2001 (filed herewith).

       *(o)          New England Electric Companies Executive Retirees Health and Life Insurance Plan as Amended and Restated January 1, 1996
                     (Exhibit 10(o) to NEES' 1998 Form 10-K, File No. 1-3446).

       *(p)          National Grid USA Companies' Incentive Compensation Plan as adopted December 6, 2001 (filed herewith).

       *(q)          Forms of Life Insurance Program (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of  Life Insurance
                     (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

      *(r)           National Grid USA Companies' Incentive Share Plan as adopted December 6, 2001 (filed herewith).

      *(s)           Forms of Severance Protection Agreement (Exhibit 10(z) to NEES' 1996 Form 10-K, File No. 1-3446).  Forms of Severance
                     Protection Agreements (Exhibit 10(y) to NEES' 1998 Form 10-K, File No. 1-3446).

       (t)           New England Hydro-Transmission Electric Company, Inc. et al. and the Company: Phase II Massachusetts
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

       (u)           New England Hydro-Transmission Corporation et al. and the Company:  Phase II New Hampshire Transmission
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

       (v)           Vermont Electric Power Company et al. and the Company:  Phase II New England Power AC Facilities
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

        (aa)USGen New England Contracts

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

               (ii)         Wholesale Sales Agreement between the Company and USGen New England, Inc. dated as of August 5,
                            1997 (Exhibit 10(gg)(ii) to 1997 Form 10-K, File No. 1-6564); Amendment No. 1 dated as of
                            September 25, 1997, Amendment No. 2 dated as of September 1, 1998 (Exhibit 10(ee)(ii) to 1999
                            Form 10-K, File No. 1-6564); Amendment No. 3 dated as of December 23, 1999 (Exhibit 10(aa) (ii)
                            to 2001 Form 10-K, File No. 1-6564); Amendment No. 4 dated as of November 20, 2001 (filed herewith).

               (iii)        Amended and Restated PPA Transfer Agreement between the Company and USGen New England, Inc.
                            dated as of October 29, 1997 (Exhibit 10(aa) (iii) to 2001 Form 10-K, File No. 1-6564); First
                            Amendment to Amended and Restated PPA Transfer Agreement dated as of October 10, 2001 (filed herewith).

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

                (v)         Quebec Interconnection Transfer Agreement between the Company, The Narragansett
                            Electric Company, and USGen New England, Inc. dated as of September 1, 1998
                            (Exhibit 10(ee)(v) to 1999 Form 10-K, File No. 1-6564).

                (vi)        Service Agreement dated as of December 17, 2001, between New England Power Company and
                            Morgan Stanley Capital Group Inc. (filed herewith).

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

                (iii)      Unit Power Agreement for the Sale of Unit Capacity and Energy from Ocean State Power
                           Project to Montaup Electric Company (now New England Power Company) dated as of May
                           14, 1986 as amended as of August 27, 1986, September 27, 1988, October 21, 1988,
                           July 21, 1989, February 7, 1990, December 21, 1990, and February 12, 1996 (Exhibits 10-101
                           and 10-102, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K
                           of EUA for 1988, File No. 1-5366; Exhibit 10-106, Form 10-K of EUA for 1989, File No. 1-5366;
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

                (v)        Unit Power Agreement for the Sale of Second Unit Capacity and Energy from Ocean State
                           Power Project to Montaup Electric Company (now New England Power Company) dated as of
                           September 28, 1988 as amended as of July 21, 1989, February 7, 1990, and February
                           12, 1996 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104, Form 10-K of
                           EUA for 1989, File No. 1-5366; Exhibits 10-41.05 and 10-42.05, Form 10-K of EUA for
                           1996, File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990,
                           File No. 0-8480).

                (vi)       Amended and Restated Power Sales Contract by and between Southern Energy Canal L.L.C.
                           (as assignee of Canal Electric Company) and Montaup Electric Company (now New England
                           Power Company), dated December 18, 1988 and effective on December 30, 1998 (Exhibit
                           10(bb)(vi) to 2001 Form 10-K, File No. 1-6564).

                (vii)      Power Purchase Agreement between Entergy Nuclear Generation Company and Montaup
                           Electric Company (now New England Power Company), dated November 18, 1998 (Exhibit
                           10(bb)(vii) to 2001 Form 10-K, File No. 1-6564).

                (viii)     Power Purchase and Sale Agreement between Montaup Electric Company (now New England
                           Power Company) and Constellation Power Source, Inc., dated December 21, 1998
                           (Exhibit 10(bb)(viii) to 2001 Form 10-K, File No. 1-6564).

                 (ix)      PPA Transfer Agreement between Montaup Electric Company (now New England Power
                           Company) and TransCanada Power Marketing Ltd, dated April 7, 1998 (Exhibit
                           10(bb)(ix) to 2001 Form 10-K, File No. 1-6564).

                  (x)      Reinstatement Amendment, dated as of July 6, 1999 by and among Southern Energy Canal,
                           L.L.C. and Montaup Electric Company (now New England Power Company) (Exhibit
                           10(bb)(x) to 2001 Form 10-K, File No. 1-6564).

      *Compensation related plan, contract, or arrangement.

      (13)     2002 Annual Report to Stockholders

      (24)     Power of Attorney (filed herewith).

Reports on Form 8-K

        There were no Form 8-K's filed for NEP during the first calendar quarter of 2002.

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

                                                        NEW ENGLAND POWER COMPANY

                                                        s:\Peter G. Flynn
                                                        _________________________________
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

(Signature and Title)

Principal Executive Officer

Peter G. Flynn
President

Principal Financial Officer

s:/James S. Robinson
________________________________
James S. Robinson
Treasurer

Principal Accounting Officer

s:\Edward A. Capomacchio
________________________________
Edward A. Capomacchio
Controller

Directors (a majority)

L. Joseph Callan
John G. Cochrane
Peter G. Flynn
Michael E. Jesanis
Robert G. Powderly
Lawrence J. Reilly                                            All by:  s:\John G. Cochrane
Terry L. Schwennesen                                                   John G. Cochrane
Richard P. Sergel                                                      Attorney-in-fact
Philip R. Sharp

Date (as to all signatures on this page)

June 28, 2002

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Reference (Page)
                                                                        --------- ------

                                                        Form            2002 Annual Report
                                                        10-K            To Shareholders*

Reports of Independent Accountants                                              16-17

Statements of Income, Year Ended March 31, 2002 and 2001, Three Months
Ended March 31, 2000 and 1999, and Year Ended December 31, 1999                 18

Statements of Retained Earnings, Year Ended March 31, 2002 and 2001,
Three Months Ended March 31, 2000 and 1999, and Year Ended
December 31, 1999                                                               19

Statements of Comprehensive Income, Year Ended March 31, 2002 and 2001,
Three Months Ended March 31, 2000 and 1999, and Year Ended
December 31, 1999

Balance Sheets, March 31, 2002 and 2001                                         20

Statements of Cash Flows, Year Ended March 31, 2001 and 2001,
Three Months Ended March 31, 2000 and 1999, and Year Ended December 31, 1999    21-22

Notes to Financial Statements                                                   23-45

*Incorporated by Reference.

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

                           Articles of Merger dated                             Incorporated
                           May 1, 2000                                          by Reference

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
                           Development-Lower Development
                           Transmission Line Support
                           Agreement dated as of May 16,
                           1983; Agreement with Respect to
                           Second Amendment and Restatement
                           Of Agreement with Respect to Use
                           Of Quebec Interconnection dated
                           November 19, 1997                                    Filed herewith

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

   (10)(f)                 New England Power Pool                               Filed herewith
                           Agreement and Amendments
                           thereto

   (10)(g)                 National Grid USA Service                            Incorporated
                           Company, Inc. and the Company:                       by Reference
                           Specimen of Service Contract

   (10)(h)                 Massachusetts Electric                               Incorporated
                           Company, et al. and the                              by Reference
                           Company: Form of Mutual
                           Assistance Agreement

   (10)(i)                 Public Service Company of New                        Incorporated
                           Hampshire et al. and the                             by Reference
                           Company:  Agreement for Joint
                           Ownership, Construction and
                           Operation of New Hampshire
                           Nuclear Units dated as of
                           May 1, 1973 and Amendments
                           thereto; Seventh Amendment
                           as of November 1, 1990;
                           Transmission Support Agreement
                           dated as of May 1, 1973;
                           Instrument of Transfer to the
                           Company with respect to the New
                           Hampshire Nuclear Units and
                           Assumptions of Obligations
                           dated December 17, 1975 and
                           Agreement Among Participants
                           in New Hampshire Nuclear Units,
                           certain Massachusetts Municipal
                           Systems and Massachusetts
                           Municipal Wholesale Electric
                           Company dated May 28, 1976;
                           Seventh Amendment To and
                           Restated Agreement for Seabrook
                           Project Disbursing Agent dated
                           as of November 1, 1990;
                           Amendments dated as of
                           June 29, 1992;
                           Settlement Agreement dated as
                           of July 19, 1990 between
                           Northeast Utilities Service
                           Company and the Company;
                           Seabrook Project Managing
                           Agent Operating Agreement
                           dated as of June 29, 1992;
                           and Amendment thereto

   (10)(j)                 Vermont Yankee Nuclear Power                         Incorporated
                           Corporation et al. and the                           by Reference
                           Company:  Capital Funds
                           Agreement dated February 1,
                           1968, Amendment dated March 12,
                           1968 and Power Purchase Contract
                           dated February 1, 1968 and
                           Amendments thereto; Additional
                           Power Contract dated as of
                           February 1, 1984; Guarantee
                           Agreement dated as of November 5,
                           1981

(10)(k)                    Yankee Atomic Electric Company                       Incorporated
                           et al. and the Company:                              by Reference
                           Amended and Restated Power
                           Contract dated April 1, 1985
                           and Amendments thereto

(10)(l)                    New England Electric Companies'                      Incorporated
                           Deferred Compensation Plan as                        by Reference
                           amended through February 28,
                           1998 and amendments thereto;

                           National Grid USA Companies'                         Filed Herewith
                           Deferred Compensation Plan Amended
                           and Restated December 6, 2001

(10)(m)                    New England Electric System                          Incorporated
                           Companies Retirement Supplement                      by Reference
                           Plan as amended through June 1,
                           1996 and an Amendment thereto;

                           National Grid USA Companies'                         Filed Herewith
                           Retirement Supplement Plan Revised
                           and Restated December 21, 2001

   (10)(n)                 New England Electric Companies'                      Incorporated
                           Executive Supplemental Retirement                    by Reference
                           Plan I as amended through
                           December 11, 1998 and an Amendment
                           thereto;

                           National Grid USA Companies'                         Filed Herewith
                           Executive Supplemental Retirement
                           Plan Revised and Restated
                           December 21, 2001

   (10)(o)                 New England Electric Companies'                      Incorporated
                           Executive Retirees Health and Life                   by Reference
                           Insurance Plan as Amended and
                           Restated January 1, 1996

   (10)(p)                 National Grid USA Companies'                         Filed Herewith
                           Incentive Compensation Plan as
                           adopted December 6, 2001

   (10)(q)                 Forms of Life Insurance Program                      Incorporated
                           and Form of Life Insurance                           by Reference
                           (Collateral Assignment)

   (10)(r)                 National Grid USA Companies'                         Filed Herewith
                           Incentive Share Plan as adopted
                           December 6, 2001

   (10)(s)                 Forms of Severance Protection                        Incorporated
                           Agreements                                           by Reference

   (10)(t)                 New England Hydro-Transmission                       Incorporated
                           Electric Company, Inc. et al.                        by Reference
                           and the Company:  Phase II
                           Massachusetts Transmission
                           Facilities Support Agreement
                           dated as of June 1, 1985
                           and Amendments thereto

   (10)(u)                 New England Hydro-Transmission                       Incorporated
                           Corporation et al. and the                           by Reference
                           Company:  Phase II New Hampshire
                           Transmission Facilities Support
                           Agreement dated as of June 1,
                           1985 and Amendments thereto

   (10)(v)                 Vermont Electric Power Company                       Incorporated
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
                           Amendments thereto

   (10)(aa)(i)             Asset Purchase Agreement between                     Incorporated
                           USGen New England and the Company                    by Reference
                           and The Narragansett Electric
                           Company dated as of August 5, 1997

   (10)(aa)(ii)            Wholesale Sales Agreement between                    Incorporated
                           the Company and USGen New England,                   by Reference
                           Inc. dated as of August 5, 1997 and
                           Amendments thereto

                           Amendment No. 4 dated as of                          Filed Herewith
                           November 20, 2001

   (10)(aa)(iii)           Amended and Restated PPA Transfer                    Incorporated
                           Agreement between the Company and                    by Reference
                           USGen New England, Inc. dated
                           as of October 29, 1997

                            First Amendment to Amended and                      Filed Herewith
                            Restated PPA Transfer Agreement
                            Dated as of October 10, 2001

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
                            and USGen New England, Inc.,
                            dated as of September 1, 1998

   (10)(aa)(vi)             Service Agreement dated as of                       Filed Herewith
                            December 17, 2001, between
                            New England Power Company and
                            Morgan Stanley Capital Group Inc.

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
                            from Ocean State Power Project to
                            Montaup Electric Company dated as
                            Of September 28, 1988 and
                            amendments thereto.

   (10)(bb)(vi)             Amended and Restated Power Sales                    Incorporated
                            Contract by and between Southern                    by Reference
                            Energy Canal L.L.C. and Montaup
                            Electric Company, dated December
                            18, 1988 and effective on December
                            30, 1998.

   (10)(bb)(vii)            Power Purchase Agreement between                    Incorporated
                            Entergy Nuclear Generation Company                  by Reference
                            and Montaup Electric Company dated
                            November 18, 1998

   (10)(bb)(viii)Power Purchase and Sale Agreement                              Incorporated
                            between Montaup Electric Company                    by Reference
                            and Constellation Power Source, Inc.
                            dated December 21, 1998

   (10)(bb)(ix)             PPA Transfer Agreement between                      Incorporated
                            Montaup Electric Company and                        by Reference
                            TransCanada Power Marketing Ltd,
                            Dated April 7, 1998

   (10)(bb)(x)              Reinstatement Amendment, dated                      Incorporated
                            as of July 6, 1999 by and among                     by Reference
                            Southern Energy Canal, L.L.C. and
                            Montaup Electric Company

   (13)                     2002 Annual Report to                               Filed herewith
                            Stockholders

   (24)                     Power of Attorney                                   Filed herewith

                                                                                Exhibit 10 (f)

                                                  SEVENTY-SEVENTH AGREEMENT AMENDING
                                                   NEW ENGLAND POWER POOL AGREEMENT
                                                   (TARIFF UPDATES AND CORRECTIONS)

         THIS SEVENTY-SEVENTH AGREEMENT AMENDING NEW ENGLAND POWER POOL AGREEMENT, dated as of July 13, 2001 ("Seventy-Seventh
Agreement"), amends the New England Power Pool Agreement (the "NEPOOL Agreement"), as amended.

         WHEREAS, the NEPOOL Agreement as in effect on December 1, 1996 was amended and restated by the Thirty-Third Agreement
Amending New England Power Pool Agreement dated as of December 1, 1996 (the "Thirty-Third Agreement") in the form of the Restated New
England Power Pool Agreement ("Restated NEPOOL Agreement") attached to the Thirty-Third Agreement as Exhibit A thereto, and the
Thirty-Third Agreement also provided for the NEPOOL Open Access Transmission Tariff (the "NEPOOL Tariff") which is Attachment B to the Restated NEPOOL Agreement; and

         WHEREAS, the Restated NEPOOL Agreement and the NEPOOL Tariff have subsequently been amended numerous times, the most recent amendment dated as of June 29, 2001; and

         WHEREAS, the Participants desire to amend the NEPOOL Tariff as heretofore amended, to reflect the revisions detailed herein.

         NOW, THEREFORE, upon approval of this Seventy-Seventh Agreement by the NEPOOL Participants Committee in accordance with the procedures set forth in the NEPOOL Agreement, the Participants agree as follows:

                                                               SECTION 1
                                                      AMENDMENTS TO NEPOOL TARIFF

1.1      Selected sheets of the NEPOOL Tariff are amended to read as set forth in Attachment A hereto.

                                                               SECTION 2
                                                             MISCELLANEOUS

2.1      This Seventy-Seventh Agreement shall become effective on October 1, 2001 or on such other date as the Commission shall provide that the amendments reflected herein shall become effective.

2.2      Terms used in this Seventy-Seventh Agreement that are not defined herein shall have the meanings ascribed to them in the
NEPOOL Agreement.

                                                   SEVENTY-EIGHTH AGREEMENT AMENDING
                                                   NEW ENGLAND POWER POOL AGREEMENT
                                                   (REVISED SECTIONS 18.4 AND 18.5)

         THIS SEVENTY-EIGHTH AGREEMENT AMENDING NEW ENGLAND POWER POOL AGREEMENT, dated as of September 24, 2001 ("Seventy-Eighth
Agreement"), amends the New England Power Pool Agreement (the "NEPOOL Agreement"), as amended.

         WHEREAS, the NEPOOL Agreement as in effect on December 1, 1996 was amended and restated by the Thirty-Third Agreement
Amending New England Power Pool Agreement dated as of December 1, 1996 (the "Thirty-Third Agreement") in the form of the Restated New
England Power Pool Agreement ("Restated NEPOOL Agreement") attached to the Thirty-Third Agreement as Exhibit A thereto, and the
Thirty-Third Agreement also provided for the NEPOOL Open Access Transmission Tariff (the "NEPOOL Tariff") which is Attachment B to the Restated NEPOOL Agreement; and

         WHEREAS, the Restated NEPOOL Agreement and the NEPOOL Tariff have subsequently been amended numerous times, the most recent amendment dated as of July 13, 2001; and

         WHEREAS, this agreement amends the Restated NEPOOL Agreement to comply with the directives of the Federal Energy Regulatory
Commission in its order issued August 27, 2001 in Docket Nos. ER98-3853-008 and ER00-62-030, New England Power Pool and ISO New
England Inc., et al., 96 FERCP. 61,228 (2001) (the "August 27 Order"); and

         WHEREAS, the Participants desire to amend the Restated NEPOOL Agreement as heretofore amended, to reflect the revisions detailed herein.

         NOW, THEREFORE, upon approval of this Seventy-Eighth Agreement by the NEPOOL Participants Committee in accordance with the procedures set forth in the Restated NEPOOL Agreement, the Participants agree as follows:

                                                               SECTION 1
                                                AMENDMENTS TO RESTATED NEPOOL AGREEMENT

1.1      Section 18.4 is amended so that it reads as follows:

         18.4     Review of Participants' Proposed Plans.  Each Participant shall submit to the System Operator, for review by the
                  Participants Committee, the Reliability Committee, and the Markets Committee or the Tariff Committee, as
                  appropriate, in such form, manner and detail as the System Operator may reasonably prescribe, (i) any new or materially changed plan for additions to, retirements of, or changes in the capacity of any supply and demand-side resources or transmission facilities rated 69 kV or above subject to control of such Participant, and (ii) any new or materially changed plan for any other action to be taken by the Participant which may have a significant effect on the stability, reliability or operating characteristics of its system or the system of any other Participant.  No significant action (other than preliminary engineering action) leading toward implementation of any such new or changed plan shall be taken earlier than sixty days (or ninety days, if the System Operator determines that it requires additional time to consider the plan and so notifies the Participant in writing within the sixty days)
                  after the plan has been submitted to the System Operator.  Unless prior to the expiration of the sixty or ninety days, whichever is applicable, the System Operator notifies the Participant in writing that it has determined that implementation of the plan will have a significant adverse effect upon the reliability or operating characteristics of its system or of the systems of one or more other Participants, the Participant shall be free to proceed.  The
                  System Operator shall maintain on its website a list of Section 18.4 applications that are currently under review and the status of each such application.  The System Operator shall provide notice of any action taken with respect to any Section 18.4 applications, including an explanation of its reasons for such action, to each Participant as soon as reasonably practicable after such action is taken.  The time limits provided by this Section 18.4 may be changed with respect to any such submission by agreement between the System Operator and the Participant required to submit the plan.

1.2      Section 18.5 is amended so that it reads as follows:

         18.5     Participant to Avoid Adverse Effect.  If the System Operator notifies a Participant pursuant to Section 18.4 that implementation of the Participant's plan has been determined to have a significant adverse effect upon the reliability or operating characteristics of its system or the systems of one or more other Participants, the
                  Participant shall not proceed to implement such plan unless the Participant or the Non-Participant on whose behalf the Participant has submitted its plan takes such action or constructs at its expense such facilities as the System
                  Operator determines to be reasonably necessary to avoid such adverse effect; provided that if the plan is for the retirement of a supply or demand-side resource, the Participant may proceed with its plan only if, after engaging in good faith negotiations with persons designated by the System Operator to address the adverse effects on reliability or operating characteristics, the negotiations either address the adverse effects to the satisfaction of the System Operator, or no satisfactory resolution can be achieved on terms acceptable to the parties within 90 days of the Participant's receipt of the System Operator's notice.  Any agreement resulting from such negotiations shall be in writing and shall be filed in accordance with the Commission's filing requirements if it requires any payment.

                                                               SECTION 2
                                                             MISCELLANEOUS

2.1      This Seventy-Eighth Agreement shall become effective as of September 1, 2001 or on such other date as the Commission shall provide that the amendments reflected herein shall become effective.

2.2      Terms used in this Seventy-Eighth Agreement that are not defined herein shall have the meanings ascribed to them in the
Restated NEPOOL Agreement.

2.3      A vote by or on behalf of a Participant in favor of this Seventy-Eighth Agreement evidences an agreement that changes reflected herein effect compliance with directives of the August 27 Order.  Such agreement is not, and is not to be construed as, a voluntary agreement to the substance of the changes reflected herein and is without prejudice to the voting Participant's right to challenge the August 27 Order.

                                                   SEVENTY-NINTH AGREEMENT AMENDING
                                                   NEW ENGLAND POWER POOL AGREEMENT
                                                      (ICAP COMPLIANCE AMENDMENT)

         THIS SEVENTY-NINTH AGREEMENT AMENDING NEW ENGLAND POWER POOL AGREEMENT, dated as of September 24, 2001 ("Seventy-Eighth
Agreement"), amends the New England Power Pool Agreement (the "NEPOOL Agreement"), as amended.

         WHEREAS, the NEPOOL Agreement as in effect on December 1, 1996 was amended and restated by the Thirty-Third Agreement
Amending New England Power Pool Agreement dated as of December 1, 1996 (the "Thirty-Third Agreement") in the form of the Restated New
England Power Pool Agreement ("Restated NEPOOL Agreement") attached to the Thirty-Third Agreement as Exhibit A thereto, and the
Thirty-Third Agreement also provided for the NEPOOL Open Access Transmission Tariff (the "NEPOOL Tariff") which is Attachment B to the Restated NEPOOL Agreement; and

         WHEREAS, the Restated NEPOOL Agreement and the NEPOOL Tariff have subsequently been amended numerous times, the most recent amendment dated as of July 13, 2001; and

         WHEREAS, this agreement amends the Restated NEPOOL Agreement to comply with the directives of the Federal Energy Regulatory
Commission in its order issued August 28, 2001 in Docket Nos. EL00-62-026 and EL00-62-029, ISO New England Inc., 96 FERCP. 61,234
(2001) (the "August 28 Order"); and

         WHEREAS, the Participants desire to amend the Restated NEPOOL Agreement as heretofore amended, to reflect the revisions detailed herein.

         NOW, THEREFORE, upon approval of this Seventy-Ninth Agreement by the NEPOOL Participants Committee in accordance with the procedures set forth in the Restated NEPOOL Agreement, the Participants agree as follows:

                                                               SECTION 1
                                                AMENDMENT TO RESTATED NEPOOL AGREEMENT

1.1      Section 12.5(d) is amended so that it reads as follows:

         (d)      The revenues from the Installed Capability Responsibility deficiency charge payments for each month shall be allocated among those Participants whose minimum monthly Installed System Capabilities are equal to or greater than their Installed Capability Responsibilities.  The allocation to each such Participant shall be in the same proportion as that Participant's minimum monthly Installed System Capability for the month is to the aggregate minimum monthly Installed System Capabilities of all Participants entitled for the month to such revenues.

                                                               SECTION 2
                                                             MISCELLANEOUS

2.1      This Seventy-Ninth Agreement shall become effective as of September 1, 2001 or on such other date as the Commission shall provide that the amendment reflected herein shall become effective.

2.2      Terms used in this Seventy-Ninth Agreement that are not defined herein shall have the meanings ascribed to them in the
Restated NEPOOL Agreement.

2.3      A vote by or on behalf of a Participant in favor of this Seventy-Ninth Agreement evidences an agreement that changes reflected herein effect compliance with directives of the August 28 Order.  Such agreement is not, and is not to be construed as, a voluntary agreement to the substance of the changes reflected herein and is without prejudice to the voting Participant's right to challenge the August 28 Order.

                                                     EIGHTIETH AGREEMENT AMENDING
                                                   NEW ENGLAND POWER POOL AGREEMENT
                                                            (GIS AGREEMENT)

         THIS EIGHTIETH AGREEMENT AMENDING NEW ENGLAND POWER POOL AGREEMENT, dated as of October 12, 2001 ("Eightieth Agreement"), amends the New England Power Pool Agreement (the "NEPOOL Agreement"), as amended.

         WHEREAS, the NEPOOL Agreement as in effect on December 1, 1996 was amended and restated by the Thirty-Third Agreement
Amending New England Power Pool Agreement dated as of December 1, 1996 (the "Thirty-Third Agreement") in the form of the Restated New
England Power Pool Agreement ("Restated NEPOOL Agreement") attached to the Thirty-Third Agreement as Exhibit A thereto, and the
Thirty-Third Agreement also provided for the NEPOOL Open Access Transmission Tariff (the "NEPOOL Tariff") which is Attachment B to the Restated NEPOOL Agreement; and

         WHEREAS, the Restated NEPOOL Agreement and the NEPOOL Tariff have subsequently been amended numerous times, the most recent amendment dated as of September 24, 2001; and

         WHEREAS, the Participants desire to amend the NEPOOL Agreement, including the NEPOOL Tariff, to reflect the revisions detailed herein.

         NOW, THEREFORE, upon approval of this Eightieth Agreement by the NEPOOL Participants Committee in accordance with the procedures set forth in the NEPOOL Agreement, the Participants agree as follows:

                                                               SECTION 1
                                                     AMENDMENT TO NEPOOL AGREEMENT

1.1      Amendment to Section 19.3(a) of the NEPOOL Agreement.  The following is added at the end of Section 19.3(a) of the NEPOOL
         Agreement:

         Without limiting the generality of the foregoing, the Restructuring Expense shall also include all expenses incurred by
         NEPOOL in connection with its generation information system (the "GIS"), including without limitation all amounts payable by
         NEPOOL to the entity or entities that develop, administer, operate and maintain the GIS for those services; provided, however, that such amounts will be allocated to and paid by the Participants that, with respect to their retail loads, are subject from time to time to any statutes, regulations or orders or decisions of courts and governmental agencies in effect in New England requiring (a) the disclosure of the fuel source, emissions and/or other attributes of the generation used in providing electric service to retail customers, (b) the inclusion of specified amounts of generation with particular attributes in the generation used in providing electric service to retail customers, and/or (c) that generation falling within specified emission limits be used to serve retail customers, with such allocation and payment to be made according to the direction of the Participants Committee from time to time.

                                                               SECTION 2
                                                      AMENDMENT TO NEPOOL TARIFF

2.1      Amendment to Section 3.3(a) of the NEPOOL Billing Policy.  Section 3.3(a) of the NEPOOL Billing Policy included as
         Attachment N to the NEPOOL Tariff shall be amended as follows:

         Priority of Payments.  The ISO shall use moneys received by it from Participants and Non-Participant Transmission Customers to pay all amounts due to the ISO under the ISO Tariff, the ISO Capital Funding Tariff and the ISO Agreement and all amounts due to the ISO for acting as Project Manager for NEPOOL's generation information system (the "GIS") before making any payments to any Participants or Non-Participant Transmission Customers.  After paying all amounts due to the ISO but prior to making any payments to any Participants or Non-Participant Transmission Customers, the ISO shall use moneys received by it from Participants and Non-Participant Transmission Customers to pay all amounts due from NEPOOL to the entity or entities that develop, administer, operate and maintain the GIS for those services.

2.2      Amendment to Section 3.3(f)(i) of the NEPOOL Billing Policy.  The first sentence of Section 3.3(f)(i) of the NEPOOL Billing
         Policy included as Attachment N to the NEPOOL Tariff shall be amended to read as follows:

         If and to the extent that the procedures described in clauses (b), (c), (d) and (e) above do not yield sufficient funds to pay all Remittance Advice amounts in full (after payment of amounts due to the ISO and to the entity or entities that develop, administer, operate and maintain the GIS for those services, in accordance with clause (a) above) on the date such
         Payments are due, the ISO shall reduce Payments to those Participants owed monies for that billing period (the "Default
         Period"), pro rata based on the amounts owed to such Participants, to the extent necessary to clear its accounts by the close of banking business on the date such Payments are due.

                                                               SECTION 3
                                                             MISCELLANEOUS

3.1      This Eightieth Agreement shall become effective on January 1, 2002 or on such other date as the Commission shall provide that the amendments reflected herein shall become effective.

3.2      Terms used in this Eightieth Agreement that are not defined herein shall have the meanings ascribed to them in the NEPOOL
Agreement.

                                                    EIGHTY-FIRST AGREEMENT AMENDING
                                                   NEW ENGLAND POWER POOL AGREEMENT
                                             (RESTATEMENT OF FINANCIAL ASSURANCE POLICIES)

         THIS EIGHTY-FIRST AGREEMENT AMENDING NEW ENGLAND POWER POOL AGREEMENT, dated as of December 7, 2001 (the "Eighty-First
Agreement"), amends the New England Power Pool Agreement (the "NEPOOL Agreement"), as amended.

         WHEREAS, the NEPOOL Agreement as in effect on December 1, 1996 was amended and restated by the Thirty-Third Agreement
Amending New England Power Pool Agreement dated as of December 1, 1996 (the "Thirty-Third Agreement") in the form of the Restated New
England Power Pool Agreement ("Restated NEPOOL Agreement") attached to the Thirty-Third Agreement as Exhibit A thereto, and the
Thirty-Third Agreement also provided for the NEPOOL Open Access Transmission Tariff (the "NEPOOL Tariff") which is Attachment B to the Restated NEPOOL Agreement; and

         WHEREAS, the Restated NEPOOL Agreement and the NEPOOL Tariff have subsequently been amended numerous times, the most recent amendment dated as of October 12, 2001; and

         WHEREAS, the Participants desire to amend the NEPOOL Agreement, including the NEPOOL Tariff, as heretofore amended, to reflect the revisions detailed herein.

         NOW, THEREFORE, upon approval of this Eighty-First Agreement by the NEPOOL Participants Committee in accordance with the procedures set forth in the NEPOOL Agreement, the Participants agree as follows:

                                                               SECTION 1
                                                    AMENDMENTS TO NEPOOL AGREEMENT

1.1      Amendment to Section 21.2(d).  The following sentence is added at the end of Section 21.2(d) of the Restated NEPOOL
         Agreement:

         Nothing set forth in this Section 21.2 is intended
to limit the additional provisions of the Member
Financial Assurance Policy relating to notices and
suspensions thereunder.

                                                               SECTION 2
                                                      AMENDMENTS TO NEPOOL TARIFF

2.1      Amendment to Attachment L to NEPOOL Tariff.  The Financial Assurance Policy for NEPOOL Members included as Attachment L to the NEPOOL Tariff is deleted in its entirety and replaced with Attachment 1 hereto.

2.2      Amendment to Attachment M to NEPOOL Tariff.  The Financial Assurance Policy for NEPOOL Non-Participant Transmission
         Customers included as Attachment M to the NEPOOL Tariff is deleted in its entirety and replaced with Attachment 2 hereto.

                                                               SECTION 3
                                                             MISCELLANEOUS

3.1      The Eighty-First Agreement shall become effective on the Policy Effective Date (as defined in Attachments 1 and 2 to the
Eighty-First Agreement) or on such other date as the Commission shall provide that the amendments reflected herein shall become effective.

3.2      Terms used in this Eighty-First Agreement that are not defined herein shall have the meanings ascribed to them in the NEPOOL
Agreement.

                                                   EIGHTY-SECOND AGREEMENT AMENDING
                                                   NEW ENGLAND POWER POOL AGREEMENT
                                                      (AMENDMENT TO SCHEDULE 16)

         THIS EIGHTY-SECOND AGREEMENT AMENDING NEW ENGLAND POWER POOL AGREEMENT, dated as of January 18, 2002 ("Eighty-Second
Agreement"), amends the New England Power Pool Agreement (the "NEPOOL Agreement"), as amended.

         WHEREAS, the NEPOOL Agreement as in effect on December 1, 1996 was amended and restated by the Thirty-Third Agreement
Amending New England Power Pool Agreement dated as of December 1, 1996 (the "Thirty-Third Agreement") in the form of the Restated New
England Power Pool Agreement ("Restated NEPOOL Agreement") attached to the Thirty-Third Agreement as Exhibit A thereto, and the
Thirty-Third Agreement also provided for the NEPOOL Open Access Transmission Tariff (the "NEPOOL Tariff") which is Attachment B to the Restated NEPOOL Agreement; and

         WHEREAS, the Restated NEPOOL Agreement and the NEPOOL Tariff have subsequently been amended numerous times, with such amendments most recently consolidated, respectively, in FERC Electric Third Revised Rate Schedule No. 5, submitted in Docket No.
ER00-2894-000, and FERC Electric Tariff, Fourth Revised Volume No. 1, submitted in Docket Nos. EL00-62-000, et al.; and

         WHEREAS, the Participants desire to amend the NEPOOL Tariff as heretofore amended, to reflect the revisions detailed herein.

         NOW, THEREFORE, upon approval of this Eighty-Second Agreement by the NEPOOL Participants Committee in accordance with the procedures set forth in the NEPOOL Agreement, the Participants agree as follows:

                                                               SECTION 1
                                                      AMENDMENTS TO NEPOOL TARIFF

1.1      The first paragraph of Exhibit 1 to Supplement 1 to Schedule 16 of the NEPOOL Tariff is amended by adding the following new sentence at the end of the existing text:

                  However, if a generator is recovering its black start costs under retail rates, it may recover its Black Start
         Revenue Requirement under this rate structure provided the generator credits the revenues collected herein against the costs collected in retail rates for Black Start service.

1.2      The definition of the term "Plant Allocation Factor" as used in the definition of the term "Black Start Related Accumulated
Deferred Taxes" in Section A.1.a.d of Supplement 1 to Schedule 16 of the NEPOOL Tariff is amended to read as follows:

       ...multiplied by the ratio of total investment in Black Start Plant plus Black Start Related General Plan to total plant in service.

                                                               SECTION 2
                                                             MISCELLANEOUS

2.1      Conforming changes shall be made to the corresponding provisions of the System Restoration and Planning Service Billing
Procedure and are also approved.

2.2      This Eighty-Second Agreement shall become effective on April 1, 2002 or on such other date as the Commission shall provide that the amendments reflected herein shall become effective.

2.3      Terms used in this Eighty-Second Agreement that are not defined herein shall have the meanings ascribed to them in the
NEPOOL Agreement.

                                                                                        EXHIBIT (24)

                                                  POWER OF ATTORNEY
                                                  -----------------

     Each of the undersigned directors of New England Power Company (the "Company"), individually as a director of the Company, hereby constitutes and appoints John G. Cochrane, Kirk L. Ramsauer, and Geraldine M. Zipser, individually, as attorney-in-fact to execute on behalf of the undersigned the Company's annual report on Form 10-K for the year ended March 31, 2002 to be filed with the Securities and Exchange
Commission, and to execute any appropriate amendment or amendments thereto as may be required by law.

Dated this 10th day of May, 2002.

s/L. Joseph Callan         s/Lawrence J. Reilly
____________________       _______________________
L. Joseph Callan           Lawrence J. Reilly

s/John G. Cochrane         s/Terry L. Schwennesen
______________________     ________________________
John G. Cochrane           Terry L. Schwennesen

s/Peter G. Flynn           s/Richard P. Sergel
______________________     ________________________
Peter G. Flynn             Richard P. Sergel

s/Michael E. Jesanis       s/Philip R. Sharp
______________________     ________________________
Michael E. Jesanis         Philip R. Sharp

s/Robert G. Powderly
______________________
Robert G. Powderly

NEP                                                  James S.Robinson
                                                     Treasurer

                                                     June 28, 2002

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:  File No. 1-6564

Ladies and Gentlemen:

      New England Power Company is a participant in the Electronic Data
Gathering and Retrieval Program.

      Submitted herewith in electronic format for filing with the
Commission is an Annual Report for the period ended March 31, 2002 on
Form 10-K for New England Power Company which is required to file a report pursuant to Section 13 of the Securities Exchange Act of 1934.

      This annual report is filed with you pursuant to Rule 13(a)-1 of the Securities and Exchange Commission under the Securities
Exchange Act of 1934.

                                                     Very truly yours,

                                                     s/James S. Robinson