Form 10-Q
period 2002-06-30
NEW ENGLAND POWER CO
filed 2002-08-13
CIK 71337

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6564

NEW ENGLAND POWER COMPANY

(Exact name of registrant as specified in charter)

Massachusetts	04-1663070
(state or other	(I.R.S. Employer
jurisdiction of	Identification No.)
incorporation)

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

Yes (X)         No ( )

Common stock, par value $20 per share, authorized and outstanding: 3,619,896 shares at June 30, 2002.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                                                       NEW ENGLAND POWER COMPANY
                                                         Statements of Income
                                                         Periods Ended June 30
                                                            (In thousands)
                                                              (Unaudited)

                                                                                                    Three Months
--------------------------------------------------------------------- ---------------------------------------------------
                                                                                          2002                      2001
--------------------------------------------------------------------- ------------------------- -------------------------
Operating revenue, principally from affiliates                                        $143,488                  $145,016
Operating expenses:
        Fuel for generation                                                              1,082                     1,056
        Purchased electric energy:
            Contract termination and nuclear unit shutdown
              charges                                                                   56,833                    58,455
            Other                                                                       16,474                    21,294
        Other operation                                                                 14,823                    13,835
        Maintenance                                                                      7,372                     3,917
        Depreciation and amortization                                                    7,640                     7,726
        Taxes, other than income taxes                                                   4,821                     4,740
        Income taxes                                                                    12,552                    11,159
------- ------------------------------------------------------------- ------------------------- -------------------------
            Total operating expenses                                                   121,597                   122,182
------- --- --------------------------------------------------------- ------------------------- -------------------------
Operating income                                                                        21,891                    22,834
Other income:
        Equity in income of nuclear power companies                                        689                       929
        Other income, net                                                                    7                       697
------- ------------------------------------------------------------- ------------------------- -------------------------
            Operating and other income                                                  22,587                    24,460
------- --- --------------------------------------------------------- ------------------------- -------------------------
Interest:
        Interest on long-term debt                                                       1,942                     3,835
        Other interest                                                                     247                       254
------- --- --------------------------------------------------------- ------------------------- -------------------------
            Total interest                                                               2,189                     4,089
------- --- --------------------------------------------------------- ------------------------- -------------------------
Net income                                                                            $ 20,398                  $ 20,371
--------------------------------------------------------------------- ------------------------- -------------------------

                                                    Statements of Retained Earnings
                                                            (In thousands)

Retained earnings at beginning of period                                              $136,798                  $ 60,110
Net income                                                                              20,398                    20,371
Dividends declared on cumulative preferred stock                                          (22)                      (22)
--------------------------------------------------------------------- ------------------------- -------------------------
Retained earnings at end of period                                                    $157,174                  $ 80,459
--------------------------------------------------------------------- ------------------------- -------------------------

                                                  Statements of Comprehensive Income
                                                            (In thousands)

Net Income                                                                            $ 20,398                  $ 20,371
Unrealized gain (loss) on securities, net of tax                                          (117)                       58
--------------------------------------------------------------------- ------------------------- -------------------------
Comprehensive income                                                                  $ 20,281                  $ 20,429
--------------------------------------------------------------------- ------------------------- -------------------------

                              The accompanying notes are an integral part of these financial statements.

                Per share data is not relevant because the Company's common stock is wholly owned by National Grid USA.

                                                       NEW ENGLAND POWER COMPANY
                                                            Balance Sheets
                                                            (In thousands)
                                                              (Unaudited)

                                                                ASSETS
                                                                                      June 30,               March 31,
                                                                                          2002                    2002
-------------------------------------------------------------------------- -------------------------- -----------------------
Utility plant, at original cost                                                       $911,402                $909,043
      Less accumulated provisions for depreciation and amortization                    334,350                 329,927
----- -------------------------------------------------------------------- -------------------------- -----------------------
                                                                                       577,052                 579,116
      Construction work in progress                                                     10,677                   7,466
----- -------------------------------------------------------------------- -------------------------- -----------------------
           Net utility plant                                                           587,729                 586,582
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
Goodwill, net of amortization                                                          338,188                 338,188
Investments:
      Nuclear power companies, at equity                                                40,268                  40,339
      Decommissioning trust funds                                                       19,297                  18,810
      Nonutility property and other investments                                         11,202                  11,515
----- -------------------------------------------------------------------- -------------------------- -----------------------
           Total investments                                                            70,767                  70,664
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
Current assets:
      Cash and temporary cash investments (including $111,525
        and $99,300 with affiliates)                                                   111,672                 103,467
      Accounts receivable (less reserves of $153 and $153):
           Affiliated companies                                                         51,459                  41,408
           Others                                                                       80,112                  67,460
      Fuel, materials, and supplies, at average cost                                     6,310                   6,215
      Prepaid and other current assets                                                   1,797                   1,402
      Regulatory assets - purchased power obligations and accrued Yankee
        nuclear plant costs                                                            167,098                 172,556
----- -------------------------------------------------------------------- -------------------------- -----------------------
           Total current assets                                                        418,448                 392,508
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
Regulatory assets                                                                    1,283,446               1,297,079
Deferred charges and other assets                                                       53,972                  55,184
-------------------------------------------------------------------------- -------------------------- -----------------------
                                                                                    $2,752,550              $2,740,205
----- -------------------------------------------------------------------- -------------------------- -----------------------

                                            CAPITALIZATION AND LIABILITIES
Capitalization:
      Common stock, par value $20 per share,
        Authorized - 6,449,896 shares
        Outstanding - 3,619,896 shares                                                $ 72,398                $ 72,398
      Other paid-in capital                                                            731,974                 731,974
      Retained earnings                                                                157,174                 136,798
      Accumulated other comprehensive loss                                               (227)                   (110)
----- -------------------------------------------------------------------- -------------------------- -----------------------
           Total common equity                                                         961,319                 941,060
      Cumulative preferred stock, par value $100 per share                               1,436                   1,436
      Long-term debt                                                                   410,286                 410,285
----- -------------------------------------------------------------------- -------------------------- -----------------------
           Total capitalization                                                      1,373,041               1,352,781
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
Current liabilities:
      Accounts payable (including $8,263 and $14,059 to affiliates)                     49,287                  47,358
      Accrued liabilities:
           Taxes                                                                        20,812                  14,367
           Interest                                                                      1,009                     773
           Purchased power obligations and accrued Yankee nuclear
             plant costs                                                               167,098                 172,556
           Other accrued expenses                                                        4,223                   3,094
      Dividends payable                                                                     22                      22
----- -------------------------------------------------------------------- -------------------------- -----------------------
           Total current liabilities                                                   242,451                 238,170
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
Deferred federal and state income taxes                                                259,877                 257,302
Unamortized investment tax credits                                                       8,666                   8,795
Accrued Yankee nuclear plant costs                                                     136,219                 141,869
Purchased power obligations                                                            511,044                 513,599
Other reserves and deferred credits                                                    221,252                 227,689
-------------------------------------------------------------------------- -------------------------- -----------------------
                                                                                    $2,752,550              $2,740,205
-------------------------------------------------------------------------- -------------------------- -----------------------

                             The accompanying notes are an integral part of these financial statements.

                                                       NEW ENGLAND POWER COMPANY
                                                       Statements of Cash Flows
                                                         Periods Ended June 30
                                                            (In thousands)
                                                              (Unaudited)

                                                                                                 Three Months
---------------------------------------------------------------------- ------------------------- --------------------------
                                                                                           2002                       2001
---------------------------------------------------------------------- ------------------------- --------------------------
Operating activities:
Net income                                                                             $ 20,398                   $ 20,371
Adjustments to reconcile net income to net cash provided by
  operating activities:
       Depreciation and amortization                                                     20,908                     21,844
       Deferred income taxes and investment tax credits, net                              2,932                    (6,602)
       Allowance for funds used during construction                                        (81)                      (746)
Changes in assets and liabilities:
            Decrease (increase) in accounts receivable, net                            (22,703)                      3,157
            Increase in fuel, materials, and supplies                                      (95)                      (477)
            Decrease in regulatory assets                                                 3,192                     47,963
            Decrease (increase) in prepaid and other current assets                       (395)                        931
            Increase (decrease) in accounts payable                                       1,929                    (4,294)
            Decrease in purchased power contract obligations                            (8,053)                   (37,746)
            Increase in other current liabilities                                         7,810                     17,113
            Decrease in other non-current liabilities                                  (12,047)                    (7,888)
            Other, net                                                                    1,824                        464
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
            Net cash provided by operating activities                                    15,619                   $ 54,090
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
Investing activities:
       Plant expenditures, excluding allowance for funds used during
         construction                                                                  $(6,942)                  $ (8,460)
       Proceeds from divestiture of generating assets                                         -                     25,000
       Other investing activities                                                         (450)                       (46)
------ --------------------------------------------------------------- ------------------------- --------------------------
            Net cash provided by (used) in investing activities                        $(7,392)                   $ 16,494
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
Financing activities:
    Dividends paid on preferred stock                                                   $  (22)                    $  (22)
---------------------------------------------------------------------- ------------------------- --------------------------
            Net cash used in financing activities                                       $  (22)                    $  (22)
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
Net increase in cash and cash equivalents                                               $ 8,205                   $ 70,562
Cash and cash equivalents at beginning of period                                        103,467                     22,360
---------------------------------------------------------------------- ------------------------- --------------------------
Cash and cash equivalents at end of period                                             $111,672                   $ 92,922
---------------------------------------------------------------------- ------------------------- --------------------------
Supplemental disclosures of cash flow information:
---------------------------------------------------------------------- ------------------------- --------------------------
Interest paid                                                                           $ 1,456                     $1,925
Federal and state income taxes paid                                                       2,891                      3,067
Dividends received  from investments at equity                                          $ 1,238                     $2,476
---------------------------------------------------------------------- ------------------------- --------------------------

                              The accompanying notes are an integral part of these financial statements.

                                             NEW ENGLAND POWER COMPANY
                                      Notes To Unaudited Financial Statements

                                                         1

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

Note B - Nuclear Units
----------------------

         At June 30,  2002,  the  Company had  minority  interests  in four Yankee  Nuclear  Power  Companies  (the
Yankees):  Yankee Atomic,  Maine Yankee,  Connecticut  Yankee and Vermont  Yankee.  These  ownership  interests are accounted for by the equity method.  Three of the Yankees  operated units that have been permanently shut down, and one  operated a unit that was sold July 30,  2002.  The Company has power  contracts  with each of the Yankees that require  the  Company  to pay an  amount  equal  to its  share  of  total  fixed  and  operating  costs  (including decommissioning  costs) of the plant plus a return on equity.  The  Company's  share of the expenses of the Yankees is accounted for in "Purchased  electric energy" on the income  statement.  In addition the Company has a minority, non-operating  ownership  interest in the Seabrook Nuclear Generating  Station  (Seabrook).  The Company's share of expenses for Seabrook is accounted for in "Other operation" and "Maintenance" expenses on the income statement.

Nuclear Units Permanently Shut Down

         Yankee  Atomic,  Maine  Yankee  and  Connecticut  Yankee  own  nuclear  generating  units  that  have been permanently  shut  down.  Yankee  Atomic has  discontinued  further  billings  to the  Company,  subject to a final reconciliation  of costs once  decommissioning  at the plant has been  completed.  For Maine Yankee and Connecticut
Yankee,  the Company has recorded a liability and a regulatory  asset reflecting the estimated future billings from the companies.

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

         Maine  Yankee had  previously  hired  Stone & Webster,  Inc.  (S&W),  an  engineering,  construction,  and consulting  company,  as the principal  contractor to decommission the unit. In May 2000,  Maine Yankee  terminated its long-term  contract  with S&W and  negotiated  an  arrangement  with S&W to continue work through June 2000. In
June 2000, S&W filed for Chapter 11 bankruptcy  protection.  Subsequently,  Maine Yankee decided to self-manage the unit's  decommissioning  process.  In June 2000,  Federal  Insurance  Company  (Federal) filed a complaint in S&W's bankruptcy  proceedings,  subsequently  removed to US District  Court in Maine,  which  alleged  that Maine  Yankee improperly  terminated  its  contract  with S&W and that Federal  should be excused from a $39 million  performance bond and a $12 million payment bond to Maine Yankee.

         In December 2001, Maine Yankee and Federal reached a settlement. Pursuant to the settlement agreement, Federal paid
Maine Yankee $44 million in January 2002. Maine Yankee deposited the payment in its decommissioning trust fund.
With regard to Maine Yankee's August 2000 damage claim against S&W in the bankruptcy proceeding for $78.2 million
(later decreased to $21 million to reflect, among other things, the recovery of $44 million from Federal), on May
30, 2002, the bankruptcy judge held that Maine Yankee had proved damages of $20.8 million and estimated its claim at that amount. However, the amount Maine Yankee actually recovers will depend on the magnitude of assets in the bankrupt estate available to pay creditors' claims.

         Yankee  Atomic has commenced  moving its spent nuclear fuel to dry cask storage.  This process is expected to be complete by the end of 2002. Connecticut Yankee and Maine Yankee expect to begin this process shortly.

         Due to rate recovery  mechanisms,  the S&W claims and  decommissioning  delays that are being  experienced are not expected to materially affect the Company's earnings.

Operating Nuclear Units

         The  Company is engaged in efforts to divest its  minority  interest  in Seabrook  Station,  an  operating nuclear  generating  unit. The Company sold its 16.2 percent  interest in Millstone 3 to Dominion  Resources,  Inc.
(Dominion)  on March 31, 2001 and sold its 23.9 percent  interest in the Vermont  Yankee  Nuclear  plant to Entergy
Nuclear  Vermont  Yankee,  LLC  (ENVY) on July 30,  2002.  Until  such time as the  Company  divests  its  Seabrook operating  nuclear  interest,  80 percent of the revenues and reasonable  operating costs related to the units will be allocated to the customers through contract  termination  charges (CTCs),  with shareholders being allocated the balance. Net proceeds attributed to the divestiture of the units will be allocated to customers through CTCs.

Vermont Yankee

                  On August 15, 2001,  Vermont Yankee  announced  that it had reached an Agreement (the  Agreement)
to sell the Vermont Yankee  nuclear power plant to ENVY for $180 million.  The sale was completed on July 30, 2002.
The  Company's  portion of the sale price was  approximately  $43  million  ($35  million for the plant and related assets  and $8  million  for  nuclear  fuel)  based  on  its  23.9  percent  ownership  interest.  As  part  of the transaction,  ENVY assumed the  decommissioning  liability for the plant and Vermont Yankee  owners,  including the
Company,  will purchase  power from the plant through 2012.  Any net proceeds from the sale will be credited to the
Company's customers through CTCs.

                  The sale had been in jeopardy when ENVY  notified  Vermont  Yankee on July 17, 2002,  that it was unwilling to close the transaction  unless a modification  to the Agreement  required by the Vermont Public Service
Board  (VPSB) could be undone  prior to  termination  of the  Agreement  on July 31,  2002.  The VPSB  approval was conditioned  upon the  modification  of a  provision  in the  Agreement  entitling  ENVY to keep 50  percent of any potential  surplus remaining in the  decommissioning  trust fund upon completion of  decommissioning.  ENVY and the sellers reached a compromise  whereby the non-Vermont  sellers  (including the Company) assigned to ENVY all rights to any potential  excess  decommissioning  funds in return for a payment at closing of $1.5 million.  The Company's share is $750,000.  This payment  represents the  present-value  of the estimated value of the non-Vermont  owners'
share of any excess decommissioning funds that might become available following the completion of decommissioning.

                  The Vermont  Yankee Board of Directors  has reached a consensus  that it will offer to repurchase all of the remaining  equity of the  non-Vermont  owners,  subject to a definitive  agreement among the parties and all required regulatory approvals.

Seabrook

                  On April 15, 2002,  eight of the 11 joint owners of Seabrook,  including  the Company,  announced that they had reached an  agreement to sell an 88.2  percent  interest in Seabrook to FPL Energy  Seabrook LLC (FPL
Seabrook),  a subsidiary of FPL Group, for $836.6 million.  The Company's portion of the gross sales proceeds would be approximately $93.5 million.  Pursuant to the terms of the Company's  restructuring  settlements,  98 percent of the Company's proceeds,  net of expenses related to the sale, post-1995 capital additions and inventories,  will be returned to National  Grid USA  customers in  Massachusetts,  Rhode Island,  and New  Hampshire.  FPL Seabrook will assume  responsibility  for ultimate  decommissioning  of Seabrook  and will  receive the Seabrook  decommissioning funds,  including a top-off  payment by the Company and other  sellers.  Approvals for the  transaction  are needed from federal and state  regulatory  agencies,  including  public utility  commissions in the sellers'  states,  the
Nuclear  Regulatory  Commission  (NRC), the New Hampshire Nuclear  Decommissioning  Financing  Committee  (NHNDFC).
Issues have been raised in the State regulatory  proceedings about the treatment of excess  decommissioning  funds.
The FERC and the Federal Trade  Commission have approved the  transaction.  The plant owners expect to complete the sale by the end of November 2002.

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

                  Regulatory  authorities from Rhode Island,  New Hampshire,  and  Massachusetts  have expressed an intent  to  challenge  the  reasonableness  of  the  settlement  agreement  as  the  Company  would  have  received approximately  $140 million of sale proceeds  without the agreement.  The dispute will be resolved by the FERC. The
Company  believes it has a strong  argument that it acted  prudently since the amount received under the settlement agreement was the highest sale price for a nuclear unit at the time the agreement was reached.

Note C - Nuclear Decommissioning
--------------------------------

         The Company is liable for its share of  decommissioning  costs for Seabrook,  Yankee  Atomic,  Connecticut
Yankee and Maine Yankee.  Decommissioning  costs include not only  estimated  costs to  decontaminate  the units as required by the NRC, but also costs to dismantle the units. Such costs reflect  estimates of total  decommissioning costs  approved by the FERC.  The  Company  records  decommissioning  costs on its books  consistent  with its rate
recovery.  The  Company  is  recovering  its  share  of  projected   decommissioning  costs  for  Seabrook  through
depreciation  expense.  In  addition,  the Company is paying its  portion of  projected  decommissioning  costs for
Connecticut  Yankee and Maine Yankee. The Company has completed its projected  decommissioning  cost obligation for
Yankee Atomic, subject to a final reconciliation of costs upon completion of decommissioning work.

         In New  Hampshire,  legislation  was enacted in 1998 that makes owners of  Seabrook,  in which the Company owns a 10 percent interest,  proportional  guarantors for decommissioning  costs in the event that an owner without a franchise  service  territory  fails to fund its share of  decommissioning  costs.  Currently,  there is a single owner of an  approximate  15 percent  share of  Seabrook  that is subject  to the  legislation.  The impact of this legislation to the Company is not considered material to its financial position or results of operation.

         During July 2001,  legislation was enacted to modify New  Hampshire's  current  decommissioning  law. This new  legislation,  initiated  and  supported by Seabrook's  joint  owners,  including the Company,  was designed to protect  customers from future  decommissioning  risks. The legislation  reduces the standard for  non-radiological decommissioning  at the site and will  allow the buyer of the plant to retain any  decommissioning  funds in excess of those contributed by New Hampshire customers of the present owners.

         The NHNDFC has  authority  to  implement  the new  decommissioning  law.  Under the new law, the NHNDFC is charged with  assuring that the buyer of Seabrook will have  adequate  funding to complete  decommissioning  in the event the plant is prematurely shutdown.

                  During  November  2001,  the  NHNDFC  issued  an  order  substantially   approving  a  settlement
establishing  proposed terms for funding assurance.  The terms of the settlement  included a cash "top-off" payment to the  decommissioning  fund of approximately  $59 million at the time of the sale. In addition,  the buyer of the plant would be required to accelerate  its annual  decommissioning  fund  contributions  through 2006 and provide a funding  assurance  package of  approximately  $125  million  that would  decline  over time as  additional  annual contributions are made to the fund.

         The Nuclear Waste Policy Act of 1982  establishes that the federal  government  (through the Department of
Energy (DOE)) is responsible  for the disposal of spent nuclear fuel. The federal  government  requires the Company to pay a fee based on its share of the net  generation  from Seabrook.  Prior to 1998,  the Company  recovered this fee through its fuel clause.  Under settlement  agreements,  substantially all of these costs are recovered through
CTCs.  In  1997,  ruling  on a  lawsuit  brought  against  the  DOE by  numerous  utilities  and  state  regulatory commissions,  the U.S.  Court of Appeals  for the  District of Columbia  held that the DOE was  obligated  to begin disposing  of  utilities'  spent  nuclear  fuel by January  1998.  The DOE failed to meet this  deadline and is not expected to have a temporary or permanent  repository  for spent nuclear fuel before 2010,  at the  earliest.  Many utilities,  including  Yankee Atomic,  Connecticut  Yankee,  and Maine Yankee filed claims for money damages in the
U.S.  Court of Federal  Claims for the costs  associated  with the DOE's failure to begin to take fuel in 1998. The court held that the DOE is liable for such failure in October 1998.  Yankee  Atomic,  Connecticut  Yankee and Maine
Yankee have filed a further action against the DOE to determine the level of damages.  As an interim  measure until the DOE meets its  contractual  obligations to dispose of their spent fuel,  those  companies are  proceeding  with construction of independent spent fuel storage installations (ISFSI) located at the plant sites.

         On July 9, 2002, a Petition was filed with the NRC alleging that Maine  Yankee's  storage of spent fuel at its ISFSI  violates the Atomic  Energy Act (the Act) because  Maine  Yankee has not  analyzed the  consequences  of possible  terrorist  activities.  Maine  Yankee  believes  it is not in  violation  of the  Act.  Following  normal procedure,  there is a 75 day public  comment period  regarding the Petition.  Maine Yankee does not expect the NRC to grant the action requested in the Petition.

         Each nuclear unit in which the Company has an ownership  interest has established a decommissioning  trust fund or escrow fund into which  payments are being made to meet the projected  costs of  decommissioning.  There is no assurance that decommissioning costs actually incurred by Seabrook,  Yankee Atomic,  Connecticut Yankee or Maine
Yankee will not substantially  exceed the estimated  amounts.  For example,  decommissioning  cost estimates assume the availability of permanent  repositories for both low-level and high-level  nuclear waste; those repositories do not  currently  exist.  The  temporary  low-level  repository  located  in  Barnwell,  South  Carolina  may  become unavailable,  which could increase the cost of  decommissioning  the Yankee Atomic,  Connecticut  Yankee, and Maine
Yankee plants.  Under  settlement  agreements,  the Company is permitted to recover  decommissioning  costs through
CTCs.

Note D - Town of Norwood Dispute
--------------------------------

         From  1983  until  1998,  the  Company  was  the  wholesale  power  supplier  for  the  Town  of  Norwood,
Massachusetts  (Norwood).  In April 1998,  Norwood began taking power from another  supplier.  Pursuant to a tariff amendment  approved by the FERC in May 1998, the Company has been assessing  Norwood a CTC.  Through June 30, 2002, the charges assessed Norwood amount to approximately $47 million,  all of which remain unpaid.  The Company filed a collection action in Massachusetts  Superior Court (Superior  Court).  The Superior Court deferred action until the various  appeals were decided.  (For a full discussion of the events leading up to the Superior  Court's  decision, see Note E-5,  "Town of Norwood  Dispute" in the notes to the Financial  Statements  in the  Company's  2002 Annual
Report.) In March 2001, the Superior Court ordered Norwood to pay the Company  approximately  $27 million including interest,  and affirmed  Norwood's  obligation to make monthly contract  termination charge payments to the Company of approximately  $600,000,  plus interest.  Norwood appealed the order in April 2001. Pending the appeal,  Norwood entered  into a consent  order to  establish a  segregated  account for the benefit of the Company in the amount of
$14 million and to make regular additions to the account.

Note E - ICAP Deficiency Charge
-------------------------------

                  As previously reported in the Company's 2002 Annual Report,  there has been litigation  regarding the FERC order to increase the installed capacity (ICAP) deficiency charge to $8.75 per  kilowatt-month  (kW-month)
instead of the rate proposed by Independent  System  Operator-New  England (ISO New England) of $0.17 per kW-month.
In June 2001,  after  significant  litigation and a remand from the US Court of Appeals for the First Circuit,  ISO
New England  made a  Compliance  Filing  with the FERC  proposing  a  compromise  ICAP  regime,  including  an ICAP deficiency  charge of $4.87 per  kW-month.  On  September  28,  2001,  the FERC  issued an order  refusing to apply retroactively  the $8.75 per kW-month  deficiency charge for the period January to June 2000. On November 20, 2001, the FERC issued an order on  rehearing  of the August order  requiring  ISO New England to establish a  prospective
ICAP  regime  (i.e.,  one under  which  utility  ICAP  purchase  requirements  are known in  advance)  in lieu of a retrospective  requirement  with a cure  period.  It is unclear  what  system  will  replace the ICAP regime in the future.  An  agreement  in  principle  has  been  reached  among  parties  to the  FERC  proceeding  regarding  the appropriate  ICAP  deficiency  charge for the period  January to July 2000. The parties plan to file the settlement with the FERC in August  2002.  On July 31, 2002,  the FERC issued a formal  notice of proposed  rulemaking  (NOPR)
regarding  standard  market design.  In the NOPR the FERC proposed to replace ICAP programs  nationally  with a new mechanism for ensuring  long-term  resource  adequacy.  At this time, it is not clear how any new resource adequacy requirement will differ from the ICAP program that currently exists in New England.

Note F - Regulatory Asset Recovery
----------------------------------

         The  Company's  financial  statements  conform  to  generally  accepted  accounting  principles  ("GAAP"), including  the  accounting  principles  for  rate-regulated  entities  with  respect to its  regulated  operations.
Substantively,  the  Statement of Financial  Accounting  Standards No. 71,  "Accounting  for the Effects of Certain
Types of Regulation"  ("SFAS No. 71") permits a public  utility,  regulated on a  cost-of-service  basis,  to defer certain costs  (because they are expected to be refunded  through  customers  billings),  which would  otherwise be charged to expense,  when  authorized  to do so by the  regulator.  These  deferred  costs are known as  regulatory assets. In 1997, the Emerging Issues Task Force of the Financial  Accounting  Standards Board (FASB) concluded that a utility that had received  regulatory  approval to recover  stranded  costs  through  rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

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

              As a result of applying FAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through the CTC. At June 30, 2002, this amounted to approximately $1.4 billion, including $0.9 billion related to the above-market costs of purchased power contracts, $0.1 billion related to accrued Yankee nuclear plant costs, and $0.4 billion related to other net CTC regulatory assets.

Note G - Summary of Significant Accounting Policies
---------------------------------------------------

Basis of Presentation

         The Company,  in the opinion of the  management,  has  included  all  adjustments  (which  include  normal recurring  adjustments)  necessary for a fair statement of the results of its  operations  for the interim  periods presented.  These  financial  statements  for the year ended March 31, 2003 are subject to adjustment at the end of the year when they will be audited  by  independent  accountants.  These  financial  statements  and notes  thereto should be read in conjunction  with the notes to the financial  statements  included in the Company's Annual Report for the period ended March 31, 2002.

Comprehensive Income

         Comprehensive  income is the change in the equity of a company not  including  those  changes  that result from  shareholder  transactions.  While the primary  component  of  comprehensive  income is reported net income or loss,  the other  component  for the Company is  unrealized  losses  associated  with certain  investments  held as available for sale.

New Accounting Standards

                                In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.
When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The provisions of SFAS No. 143 will be effective for fiscal years beginning after
June 15, 2002. The Company is currently evaluating the effect of this statement on its financial position and results of operations.

         The Company adopted SFAS No. 144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets" (FAS
144) effective April 1, 2002, the beginning of the 2003 fiscal year. FAS 144 supersedes  SFAS No. 121,  "Accounting for the Impairment of Long-Lived  Assets and for Long-Lived  Assets to be Disposed Of" (FAS 121) and the accounting and reporting  provisions of Accounting  Principles  Board Opinion No. 30,  "Reporting  the Results of Operations -
Reporting the Effects of Disposal of a Business,  and Extraordinary,  Unusual and Infrequently Occurring Events and
Transactions,"  related to the disposal of a segment of a business.  FAS 144 establishes a single  accounting model for  long-lived  assets to be disposed of by sale and resolves  significant  implementation  issues  related to FAS
121.  The  adoption  of FAS 144  had no  material  impact  on the  Company's  financial  position  and  results  of operations.

         The Company  adopted  SFAS No. 145,  "Recision  of FASB  Statements  No. 4, 44 and 64,  Amendment  of FASB
Statement No. 13, and Technical  Corrections",  (FAS 145), during the quarter ended June 30, 2002. FAS 145 rescinds
SFAS No. 4,  "Reporting  Gains and Losses from  Extinguishments  of Debt," SFAS No. 44,  "Accounting for Intangible
Assets of Motor Carriers," and SFAS No. 64,  Extinguishments  of Debt Made to Satisfy  Sinking-Fund  Requirements."
The Statement amends SFAS No. 13,  "Accounting for Leases," to eliminate  certain  inconsistencies.  It also amends other existing  authoritative  pronouncements to make various technical  corrections,  clarify meanings or describe their applicability under changed  circumstances.  This statement is effective for fiscal years beginning after May
15,  2002.  The  adoption of FAS 145 had no material  impact on the  Company's  financial  position  and results of operations.

Item 2. Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations
-------------------------------------------------------------------------------------------------------------------

         This section  contains  management's  assessment of New England Power  Company's  (the Company)  financial condition and the principal  factors having an impact on the results of operations.  This discussion should be read in  conjunction  with the Company's  financial  statements and footnotes and the Annual Report on Form 10-K for the period ended March 31, 2002.

         All of the common stock of the Company is owned by National Grid USA.

FERC Proceedings
----------------

         In general,  the  regulatory  structure and  regulations  that relate to the  Company's  business are in a period of major change and uncertainty.  Decisions being made by the Federal Energy  Regulatory  Commission  (FERC)
will affect how the Company does business.  The Company is currently unable to determine  whether these proceedings will have a material impact on its financial position or results of operations.

         The FERC has been reviewing the development of regional  transmission  organizations  (RTOs). The FERC has indicated that it wants RTOs to have large  geographic  scope.  In July and August 2001, the FERC ordered  National
Grid USA and other New England parties and  participants  of the New York  Independent  System Operator (ISO),  and
the  Pennsylvania-New  Jersey-Maryland  (PJM) ISO to participate in a mediation process to develop a proposal for a larger RTO. The FERC has not yet ruled on the mediation report issued in September 2001.

         Pending the ruling on the  mediation  report,  the  transmission  owners have been  working  toward an RTO structure in which independent  transmission  companies could manage certain transmission functions within the RTO.
However, it is not clear what sort of RTO structure will ultimately result from these  negotiations.  In fact, based on an announcement in January 2002 by the New York and New England ISOs that they were exploring the formation of their own RTO, even the  geographic  scope of the RTO in which the Company  will  participate is still an open question.
The Company expects a more detailed filing to be made in August 2002.

         In late 2001 and early 2002, the FERC convened an advanced  rulemaking  proceeding to enable  transmission owners,  such as the Company,  and generators to establish  standardized  procedures and agreements  concerning the way generators would  interconnect  with the  transmission  grid. On April 24, 2002, the FERC issued proposed rules that the Company  believes  are very  favorable  to  generators  and  unfavorable  and  partially  unworkable for transmission  owners.  The Company has submitted  comments seeking  significant  changes in the proposed rules. The
FERC is expected to issue final rules later this year.

         In 2001,  the FERC  began an advanced  rulemaking  procedure  to address  Standard  Market  Design  (SMD)
regarding  the buying and selling of power.  In a December  2001  order,  the FERC  requested that all  industry segments try to agree on a single standards setting  organization  that would establish  national standard business practices for the wholesale electric industry.  As a result, the North American Standards Energy Board (NAESB),  an
independent  voluntary  organization that develops and promotes the use of business practice and related electronic communications  standards,  has formed a Wholesale  Electric  Quadrant (WEQ). The Company's  parent,  National Grid
USA, has joined the  transmission  sector of the WEQ. The FERC also solicited comments earlier this year on a wide range of  issues,  including:  transmission  pricing,  pricing  for  electric  energy  and  capacity,  transmission planning,  generation  dispatch,  RTO  governance,  market  monitoring,  long term generation  adequacy  (including installed  capacity or "ICAP"),  and  resolution  of "seams" - or  conflicting  practices  or charges  that inhibit inter-regional  energy transactions.  All of these either directly or indirectly affect the Company's business.  On
July 31, 2002, the FERC issued a formal notice of proposed  rulemaking (NOPR) on these matters.  The proposed rules would, among other things,  require the Company to file by July 31, 2004, a new transmission  tariff to replace its current tariff. The Company would have to meet the requirements of an independent  transmission  provider or permit an independent  transmission  provider to operate its transmission  facilities.  In addition, it would authorize an independent  transmission provider to file proposed changes to the Company's  transmission rates with the FERC.
The FERC has also proposed that it assumed jurisdiction over transmission rates to retail customers, but has not specified the mechanism under which retail costs, including stranded costs, would be charged to these customers.
The Company is currently  unable to  determine  whether the final  outcome of this NOPR will have a material impact on its financial position or results of operations.

         The  New  England  Power  Pool  (NEPOOL)  and ISO New  England  have a  separate  SMD  initiative  that is proceeding in parallel to the FERC  initiative.  On July 15, 2002,  NEPOOL filed with the FERC its own SMD proposal to conform  the  procedures  by which  energy is bought and sold in New  England to those of PJM.  Although  NEPOOL asked for an implementation date in December 2002,  significant  comments and protests to the proposal are expected and will likely affect the terms of the SMD and the implementation date.

         To the extent the  Company  wishes to pursue  opportunities  to propose  financial  incentives  related to transmission  projects to deliver  greater value for customers and  shareholders,  the FERC rulings in the standard market design proceeding and other proceedings may have an impact on the ability to do so.

         In June  2001,  the FERC  issued  an  order  relating  to  NEPOOL's  proposed  congestion  management  and multi-settlement  systems.  In the June Order,  the FERC found that  "energy  uplift"  costs that had been about $9 million  per month  for  NEPOOL in 2000  should  be  allocated  on the  basis of  reliance  on the  energy  markets administered  by the ISO New  England.  This would have the effect of relieving  parties  that procure  power under bilateral  contracts  (such as the Company) from paying energy uplift  charges.  However,  the NEPOOL  Participants
Committee  and ISO New England  submitted a filing in July 2001 that the Company  believed did not comport with the
FERC's  order.  The Company  protested  the filing,  and  received a favorable  order from the FERC on February 15,
2002.  Nevertheless,  the NEPOOL  Participants  Committee and ISO New England submitted another filing on March 18,
2002, that the Company believed did not comport with the FERC's orders,  and the Company filed another protest.  On
July 3, 2002, the FERC issued a ruling in this case that was again favorable to the Company.

         On September 27, 2001,  the FERC  initiated a NOPR  regarding  affiliate  standards of conduct in both the electric and gas industries.  In its proposed rules,  the FERC proposed a broad  definition of "energy  affiliate", which  would  include its  affiliate  National  Grid USA Service  Company,  Inc.  (Service  Company) as well as the
Company's electric  distribution  company affiliates.  The proposed rules would impose significant  restrictions on the ability of the Company to interact with such "energy  affiliates."  If not modified,  the proposed  rules could require significant  reorganization for the Company and possibly  duplication of support functions that the Company depends on the Service Company to provide.

         In  several  recent  cases at the FERC and in  recent  activities  in  NEPOOL,  a number of  parties  have expressed  the desire to alter the way in which  certain high  voltage  direct  current  (HVDC)  facilities  in the
Northeast  are treated with respect to cost recovery and access for  transmission  services.  Currently,  companies that  provide  the  financial  support for the lines  control  access to these HVDC  lines.  The Company  currently controls  and  supports  approximately  4  percent  of the  capacity  on  one  such  HVDC  facility,  known  as the
Hydro-Quebec  Phase  I and II  facilities.  Along  with  recovering  the  cost of its  support  payments  from  its transmission  customers,  the Company receives  revenues in the form of ICAP credits and charges to entities taking temporary  assignments of the Company's  capacity rights.  Parties seeking to change this paradigm are proposing to roll in the costs of all HDVC facilities into the regional  transmission  rates administered by NEPOOL and to allow open  access  to the  facilities  under  NEPOOL's  open  access  transmission  tariff.  Depending  on how  this  is
accomplished,   the  cost  recovery   responsibility   of  the  Company's   transmission   customers  may  increase
significantly,  while  diminishing  the  Company's  access  to the  line and  eliminating  the  Company's  revenues associated with ICAP credits and temporary  capacity rights  assignments.  The potential impact of these changes in the  treatment  of HVDC  lines  could  amount  to as much as a $20  million  a year  cost  shift  to the  Company's customers, in addition to the Company's own potential for lost revenues.

Earnings
--------

         Net income was comparable for the quarters ended June 30, 2002 and 2001. The Company's decreased operating and other income were offset by lower interest expense on variable rate long-term debt.

Operating Revenue
-----------------

         Operating revenue for the quarter ended June 30, 2002, decreased approximately $2 million compared with the same period in 2001. The decrease in revenue for the quarter is primarily due to reduced kilowatthour (kWh) sales as a result of the termination of the standard offer service to Rhode Island, effective December 1, 2001. Partially offsetting the decrease were increased kWh sales to the open market and increased transmission revenues. The transmission charge is a formula rate that recovers the Company's actual costs plus a return on actual investment.

Operating Expenses
------------------

         Operating expenses for the quarter ended June 30, 2002, decreased approximately $1 million compared with the same period in 2001.

         Purchased power expense decreased approximately $2 million for the quarter ended June 30, 2002, compared with the same period in 2001. The decrease was primarily due to the absence of open market power purchases during the quarter ended June 30, 2002. The Company terminated open market power purchases during fiscal 2002.

                                             Nuclear operation and maintenance expenses for the quarter ended June 30, 2002, increased approximately $4 million compared with the same period in 2001.  The increased cost is primarily the result of a refueling outage at Seabrook during the quarter ended June 30, 2002.

         Depreciation and amortization expenses were comparable for the quarters ended June 30, 2002 and 2001.

Other Income-net
----------------

         Other income-net for the quarter ended June 30, 2002, decreased approximately $1 million compared with the same period in 2001. The decrease is due primarily to reduced allowance for equity funds used during construction during the quarter ended June 30, 2002.

Interest Expense
----------------

         Interest expense for the quarter ended June 30, 2002 decreased approximately $2 million compared with the same period in 2001 primarily due to decreased interest rates on the Company's variable rate long-term debt.

Utility Plant Expenditures and Financing
----------------------------------------

         Cash expenditures for utility plant totaled approximately $7 million during the quarter ended June 30, 2002, and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internally generated funds.

         The Company plans to make a payment of  approximately  $80 million  during the third fiscal quarter under a 1997 Agreement with the purchaser of its generation  assets  regarding  power purchase  agreements.  The payment formally  releases  the  Company as the  obligor  from one of the power  purchase  agreements  covered by the 1997
Agreement  and reduces  future  payments  under the  contract.  The Company may fund the payment  from  internally generated funds or secure long-term financing from affiliated or external sources.

         At June 30, 2002, the Company had no short-term  debt  outstanding.  The Company has regulatory  approval to issue up to $375  million of  short-term  debt.  National  Grid USA and  certain  subsidiaries,  including  the
Company,  operate a money  pool to more  effectively  utilize  cash  resources  and to reduce  outside  short-term borrowings.  Short-term  borrowing  needs  are met  first by  available  funds  of the  money  pool  participants.
Borrowing  companies pay interest at a rate designed to  approximate  the cost of outside  short-term  borrowings.
Companies  that invest in the pool share the interest  earned on a basis  proportionate  to their average  monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

                                  At June 30, 2002, the Company had lines of credit and standby bond purchase facilities with banks totaling $456 million which are available to provide liquidity support for $410 million of the Company's long-term bonds in tax-exempt commercial paper mode, and for other corporate purposes. There were no borrowings under these lines of credit at
June 30, 2002. Fees are paid on the lines and facilities in lieu of compensating balances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

-------------------------------------------------------------------------------------------------------------------

         New England Power Company's (the Company) major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. At June 30, 2002, the Company's tax-exempt variable-rate long-term debt had a carrying value and fair value of approximately $410 million. While the ultimate maturity dates of the underlying loan agreements range from 2015 through 2022, this debt is issued in tax-exempt commercial paper mode. The various components that comprise this debt are issued for periods ranging from one day to 270 days, and are remarketed through remarketing agents at the conclusion of each period. The weighted average variable interest rate for the three months ended June 30, 2002, was approximately 1.78 percent.

         For a full discussion of the Company's risk associated with the Installed Capacity deficiency charge, refer to Note
E in the Notes to Unaudited Financial Statements.

                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         Information concerning several Federal Energy Regulatory Commission proceedings, discussed in this report in the FERC Proceedings section of Management's Discussion and Analysis of Financial Condition and Results
of Operations (Part I, Item II) and in Note E of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

         Information concerning the Company's collection action against the Town of Norwood, Massachusetts and appeals of related actions, discussed in this report in Note D of Notes to Unaudited Financial Statements, is
incorporated herein and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         On April 17, 2002, the Annual Meeting of Shareholders was held.

         By unanimous vote of the 3,619,896 shares present of 3,634,257 total shares having general voting rights:

         The number of directors for the ensuing year was fixed at nine.

         The following were elected as directors:

         L. Joseph Callan
         John G. Cochrane
         Peter G. Flynn
         Michael E. Jesanis
         Robert G. Powderly
         Lawrence J. Reilly
         Terry L. Schwennesen
         Richard P. Sergel
         Philip R. Sharp

         James S. Robinson was elected as Treasurer and Gregory A. Hale was elected as Clerk.

         PricewaterhouseCoopers was selected as Auditor for the year 2002.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         Form 8-K filings
         -----------------

         The Company filed a report on Form 8-K dated April 22, 2002 containing Items 5 and 7.

         Exhibits
         --------

99.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                             NEW ENGLAND POWER COMPANY

                                                     SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NEW ENGLAND POWER COMPANY

                                                     s:\Edward A. Capomacchio

                                                     Edward A. Capomacchio, Controller,
                                                     Authorized Officer, and
                                                     Principal Accounting Officer

Date: August 13, 2002