Form 10-Q
period 2002-09-30
NEW ENGLAND POWER CO
filed 2002-11-13
CIK 71337

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission                               Registrant, State of Incorporation                                I.R.S. Employer
File Number                                Address and Telephone Number                                Identification No.

1-6564                                     New England Power Company                                 04-1663070
                                                  (a Massachusetts corporation)
                                                  25 Research Drive
                                                  Westborough, Massachusetts 01582
                                                  (508) 389-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES [ X ]      NO [   ]

Common stock, par value $20 per share, authorized and outstanding: 3,619,896 shares at September 30, 2002, were as follows.

PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

NEW ENGLAND POWER COMPANY
Statements of Income
Periods Ended September 30 (In thousands) (Unaudited)

                                                                                           Quarter Six Months
--------------------------------------------------------------------- ---------------------------------------------------
--------------------------------------------------------------------- ------------ ------------ ------------ ------------
                                                                             2002         2001         2002         2001
--------------------------------------------------------------------- ------------ ------------ ------------ ------------
--------------------------------------------------------------------- ------------ ------------ ------------ ------------
Operating revenue, principally from affiliates                           $134,344     $147,151     $277,832     $292,167
Operating expenses:
        Fuel for generation                                                 1,727        1,699        2,809        2,755
        Purchased electric energy:
            Contract termination and nuclear unit shutdown
              charges                                                      56,641       56,584      113,473      115,039
            Other                                                          13,919       19,476       30,393       40,770
        Other operation                                                    12,356       12,764       27,179       26,599
        Maintenance                                                         4,763        5,691       12,135        9,608
        Depreciation and amortization                                       7,632        7,637       15,272       15,363
        Taxes, other than income taxes                                      5,263        4,637       10,084        9,377
        Income taxes                                                       11,490       13,601       24,042       24,760
------- ------------------------------------------------------------- ------------ ------------ ------------ ------------
------- --- --------------------------------------------------------- ------------ ------------ ------------ ------------
            Total operating expenses                                      113,791      122,089      235,387      244,271
------- --- --------------------------------------------------------- ------------ ------------ ------------ ------------
--------------------------------------------------------------------- ------------ ------------ ------------ ------------
Operating income                                                           20,553       25,062       42,445       47,896
Other income:
        Equity in income of nuclear power companies                         2,461          836        3,149        1,765
        Other income, net                                                     379          776          386        1,473
------- ------------------------------------------------------------- ------------ ------------ ------------ ------------
------- --- --------------------------------------------------------- ------------ ------------ ------------ ------------
            Operating and other income                                     23,393       26,674       45,980       51,134
------- --- --------------------------------------------------------- ------------ ------------ ------------ ------------
--------------------------------------------------------------------- ------------------------- -------------------------
Interest:
        Interest on long-term debt                                          1,951        3,164        3,893        6,999
        Other interest                                                        605          937          852        1,191
------- --- --------------------------------------------------------- ------------ ------------ ------------ ------------
            Total interest                                                  2,556        4,101        4,745        8,190
------- --- --------------------------------------------------------- ------------ ------------ ------------ ------------
--------------------------------------------------------------------- ------------ ------------ ------------ ------------
Net income                                                                $20,837      $22,573      $41,235      $42,944
--------------------------------------------------------------------- ------------ ------------ ------------ ------------

                                                    Statements of Retained Earnings
                                                            (In thousands)
                                                              (Unaudited)

Retained earnings at beginning of period                                 $157,174      $80,459     $136,798      $60,110
Net income                                                                 20,837       22,573       41,235       42,944
Dividends declared on cumulative preferred stock                             (21)         (21)         (43)         (43)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------
Retained earnings at end of period                                       $177,990     $103,011     $177,990     $103,011
--------------------------------------------------------------------- ------------ ------------ ------------ ------------

                                                  Statements of Comprehensive Income
                                                            (In thousands)
                                                              (Unaudited)

Net Income                                                               $ 20,837     $ 22,573     $ 41,235     $ 42,944
Unrealized loss on securities, net of tax                                     (16)        (132)       (133)         (74)
--------------------------------------------------------------------- ------------ ------------ ------------ ------------
--------------------------------------------------------------------- ------------ ------------ ------------ ------------
Comprehensive income (Note A)                                            $ 20,821     $ 22,441     $ 41,102     $ 42,870
--------------------------------------------------------------------- ------------ ------------ ------------ ------------

The accompanying notes are an integral part of these financial statements.

Per share data is not relevant because the Company’s common stock is wholly owned by National Grid USA.

NEW ENGLAND POWER COMPANY
Balance Sheets
(In thousands) (Unaudited)

                                                             ASSETS              September 30,               March 31,
                                                                                          2002                    2002
-------------------------------------------------------------------------- -------------------------- -----------------------
-------------------------------------------------------------------------- -------------------------- -----------------------
Utility plant, at original cost                                                       $916,622                $909,043
      Less accumulated provisions for depreciation and amortization                    339,504                 329,927
----- -------------------------------------------------------------------- -------------------------- -----------------------
----- -------------------------------------------------------------------- -------------------------- -----------------------
                                                                                       577,118                 579,116
      Construction work in progress                                                     10,965                   7,466
----- -------------------------------------------------------------------- -------------------------- -----------------------
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
           Net utility plant                                                           588,083                 586,582
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
-------------------------------------------------------------------------- -------------------------- -----------------------
Goodwill, net of amortization                                                          338,188                 338,188
Investments:
      Nuclear power companies, at equity                                                39,621                  40,339
      Decommissioning trust funds                                                       20,183                  18,810
      Nonutility property and other investments                                         11,251                  11,515
----- -------------------------------------------------------------------- -------------------------- -----------------------
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
           Total investments                                                            71,055                  70,664
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
-------------------------------------------------------------------------- -------------------------- -----------------------
Current assets:
      Cash and temporary cash investments (including $143,025
        and $99,300 with affiliates)                                                   146,071                 103,467
      Accounts receivable (less reserves of $153 and $153):
           Affiliated companies                                                         47,942                  41,408
           Others                                                                       86,859                  67,460
      Fuel, materials, and supplies, at average cost                                     5,890                   6,215
      Other current assets                                                                 124                   1,402
      Regulatory assets - purchased power obligations and accrued Yankee
        nuclear plant costs (Note B)                                                   159,806                 172,556
----- -------------------------------------------------------------------- -------------------------- -----------------------
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
           Total current assets                                                        446,692                 392,508
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
-------------------------------------------------------------------------- -------------------------- -----------------------
Regulatory assets (Notes B and D)                                                    1,262,397               1,297,079
Deferred charges and other assets                                                       59,150                  55,184
-------------------------------------------------------------------------- -------------------------- -----------------------
----- -------------------------------------------------------------------- -------------------------- -----------------------
                                                                                    $2,765,565              $2,740,205
----- -------------------------------------------------------------------- -------------------------- -----------------------

                                            CAPITALIZATION AND LIABILITIES
Capitalization:
      Common stock, par value $20 per share,
        Authorized - 6,449,896 shares
        Outstanding - 3,619,896 shares                                                $ 72,398                $ 72,398
      Other paid-in capital                                                            731,974                 731,974
      Retained earnings                                                                177,990                 136,798
      Accumulated other comprehensive loss                                               (243)                   (110)
----- -------------------------------------------------------------------- -------------------------- -----------------------
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
           Total common equity                                                         982,119                 941,060
      Cumulative preferred stock, par value $100 per share                               1,436                   1,436
      Long-term debt                                                                   410,287                 410,285
----- -------------------------------------------------------------------- -------------------------- -----------------------
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
           Total capitalization                                                      1,393,842               1,352,781
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
-------------------------------------------------------------------------- -------------------------- -----------------------
Current liabilities:
      Accounts payable (including $0 and $14,059 to affiliates)                         39,011                  47,358
      Accrued liabilities:
           Taxes                                                                        34,411                  14,367
           Interest                                                                        489                     773
           Purchased power obligations and accrued Yankee nuclear
             plant costs                                                               159,806                 172,556
           Other accrued expenses                                                        2,901                   3,094
      Dividends payable                                                                     22                      22
----- -------------------------------------------------------------------- -------------------------- -----------------------
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
           Total current liabilities                                                   234,640                 238,170
----- ---- --------------------------------------------------------------- -------------------------- -----------------------
-------------------------------------------------------------------------- -------------------------- -----------------------
Deferred federal and state income taxes                                                258,362                 257,302
Unamortized investment tax credits                                                       8,550                   8,795
Accrued Yankee nuclear plant costs                                                     131,102                 141,869
Purchased power obligations                                                            509,595                 513,599
Other reserves and deferred credits                                                    227,474                 227,689
Commitments and contingencies (Note B)
-------------------------------------------------------------------------- -------------------------- -----------------------
                                                                                    $2,765,565              $2,740,205
-------------------------------------------------------------------------- -------------------------- -----------------------
                             The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Statements of Cash Flows
Periods Ended September 30 (In thousands) (Unaudited)

                                                                                                   Six Months
---------------------------------------------------------------------- ------------------------- --------------------------
---------------------------------------------------------------------- ------------------------- --------------------------
                                                                                           2002                       2001
---------------------------------------------------------------------- ------------------------- --------------------------
---------------------------------------------------------------------- ------------------------- --------------------------
Operating activities:
Net income                                                                              $41,235                   $ 42,944
Adjustments to reconcile net income to net cash provided by
  operating activities:
       Depreciation and amortization                                                     15,272                     15,363
       Purchased power and nuclear fuel amortization                                     26,582                     28,402
       Deferred income taxes and investment tax credits, net                              1,678                   (15,041)
       Allowance for funds used during construction                                       (203)                      (885)
Changes in assets and liabilities:
            Increase in accounts receivable, net                                       (25,933)                       (18)
            Decrease (increase) in fuel, materials, and supplies                            325                      (246)
            (Increase) decrease in regulatory assets                                     16,045                     71,519
            Decrease in prepaid and other current assets                                  1,278                        108
            Decrease in accounts payable                                                (8,347)                    (3,219)
            Decrease in purchased power contract obligations                           (16,835)                   (50,345)
            Increase in other current liabilities                                        19,567                     27,698
            Decrease in other non-current liabilities                                  (10,901)                   (23,758)
            Other, net                                                                  (2,251)                      2,528
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
            Net cash provided by operating activities                                    57,512                   $ 95,050
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
---------------------------------------------------------------------- ------------------------- --------------------------
Investing activities:
       Plant expenditures, excluding allowance for funds used during
         construction                                                                $ (13,497)                 $ (19,742)
       Proceeds from divestiture of generating assets                                                               25,000
       Other investing activities                                                       (1,368)                      (146)
------ --------------------------------------------------------------- ------------------------- --------------------------
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
            Net cash provided by (used in) investing activities                      $ (14,865)                    $ 5,112
------ ---- ---------------------------------------------------------- ------------------------- --------------------------

Financing activities:
    Dividends paid on preferred stock                                                   $  (43)                    $  (43)
---------------------------------------------------------------------- ------------------------- --------------------------
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
            Net cash used in financing activities                                       $  (43)                    $  (43)
------ ---- ---------------------------------------------------------- ------------------------- --------------------------
---------------------------------------------------------------------- ------------------------- --------------------------
Net increase in cash and cash equivalents                                              $ 42,604                   $100,119
Cash and cash equivalents at beginning of period                                        103,467                     22,360
---------------------------------------------------------------------- ------------------------- --------------------------
---------------------------------------------------------------------- ------------------------- --------------------------
Cash and cash equivalents at end of period                                            $ 146,071                   $122,479
---------------------------------------------------------------------- ------------------------- --------------------------
---------------------------------------------------------------------- ------------------------- --------------------------
Supplemental disclosures of cash flow information:
---------------------------------------------------------------------- ------------------------- --------------------------
---------------------------------------------------------------------- ------------------------- --------------------------
Interest paid                                                                           $ 4,222                    $ 6,000
Federal and state income taxes paid                                                       3,391                     14,109
Dividends received  from investments at equity                                          $ 4,757                    $ 2,525
---------------------------------------------------------------------- ------------------------- --------------------------

                              The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Financial Statements

NOTE A -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

New England Power Company ("the Company"), in the opinion of management, has included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the interim periods presented. These financial statements for the year ended March 31, 2003 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended March 31, 2002.

Comprehensive Income

Comprehensive income is the change in the equity of a company not including those changes that result from shareholder transactions. While the primary component of comprehensive income is reported net income or loss, the other component for the Company is unrealized losses associated with certain investments held as available for sale.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if it meets the definition of a legal obligation. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect of this statement on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than recognizing a liability when an entity commits to an exit plan. The statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the effect of this statement on its financial position and results of operations.

NOTE B -   COMMITMENTS AND CONTINGENCIES

Hazardous Waste

The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. The Company currently has in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state and local requirements regarding the handling of potentially hazardous products and by-products.

The Company has been named as a potentially responsible party ("PRP") by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for several sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating. Some of these sites relate to the disposal of ash from fossil fuel generating plants formerly owned by the Company.

Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The Company has recovered amounts from certain insurers, and, where appropriate, intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company is currently recovering certain environmental cleanup costs in rates. The Company believes that hazardous waste liabilities (included in other reserves and deferred credits on the balance sheet) for all sites of which it is aware are not material to its financial position.

Town of Norwood

From 1983 until 1998, the Company was the wholesale power supplier for the Town of Norwood, Massachusetts ("Norwood"). In April 1998, Norwood began taking power from another supplier. Pursuant to a tariff amendment approved by the FERC in May 1998, the Company has been assessing Norwood a contract termination charge ("CTC"). Through September 30, 2002, the charges assessed Norwood amount to approximately $51 million, all of which remain unpaid. The Company filed a collection action in Massachusetts Superior Court ("Superior Court"). The Superior Court deferred action until the various appeals were decided. (For a full discussion of the events leading up to the Superior Court’s decision, see Note E-5, "Town of Norwood Dispute" in the notes to the Financial Statements in the Company’s 2002 Annual Report.) In March 2001, the Superior Court ordered Norwood to pay the Company approximately $27 million including interest, and affirmed Norwood’s obligation to make monthly contract termination charge payments to the Company of approximately $600,000, plus interest. Norwood appealed the order in April 2001. Pending the appeal, Norwood entered into a consent order to establish a segregated account for the benefit of the Company in the amount of $14 million and to make regular additions to the account. As of June 30, 2002, Norwood reported that the account has grown to approximately $21.5 million.

Nuclear Units

At September 30, 2002, the Company had minority interests in four Yankee Nuclear Power Companies (collectively, the "Yankees"): Yankee Atomic, Maine Yankee, Connecticut Yankee and Vermont Yankee. These ownership interests are accounted for by the equity method. Three of the Yankees operated units that have been permanently shut down, and one operated a unit that was sold July 30, 2002. The Company has power contracts with each of the Yankees that require the Company to pay an amount equal to its share of total fixed and operating costs (including decommissioning costs) of the plant plus a return on equity. The Company’s share of the expenses of the Yankees is accounted for in "Purchased electric energy" on the income statement. In addition the Company had a minority, non-operating ownership interest in the Seabrook Nuclear Generating Station ("Seabrook") which was sold on November 1, 2002. The Company’s share of expenses for Seabrook is accounted for in "Other operation" and "Maintenance" expenses on the income statement.

Nuclear Units Permanently Shut Down

Yankee Atomic, Maine Yankee and Connecticut Yankee own nuclear generating units that have been permanently shut down. Yankee Atomic has discontinued further billings to the Company, subject to a final reconciliation of costs once decommissioning at the plant has been completed. For each of Maine Yankee and Connecticut Yankee, the Company has recorded a liability and a regulatory asset reflecting the estimated future billings from those companies.

Under the provisions of the Company’s industry restructuring settlement agreements approved by state and federal regulators in 1998, the Company recovers all costs, including shutdown costs, that the Federal Energy Regulatory Commission ("FERC") allows these Yankee companies to bill to the Company.

A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

Operating Nuclear Units

Vermont Yankee

On July 30, 2002, Vermont Yankee completed the sale of Vermont Yankee Nuclear Generating Station to Entergy Vermont Yankee LLC ("ENVY") for $180 million. The Company’s portion of the sale price was approximately $43 million ($35 million for the plant and related assets and $8 million for nuclear fuel) based on its 23.9 percent ownership interest in Vermont Yankee. As part of the transaction, ENVY assumed the decommissioning liability for the plant. The Company's portion of the net proceeds from the sale of the plant, after redemption of bonds and payment of taxes, will be received following regulatory approval by the SEC. The proceeds will be distributed through a series of dividend payments and stock buybacks. The majority of the net proceeds from the sale will be credited to the Company's customers through CTCs.

Seabrook

On November 1, 2002, the Company closed the sale of its interest in Seabrook to FPL Energy Seabrook LLC ("FPL"), pursuant to a purchase and sale agreement dated April 15, 2002, between FPL and a consortium of joint owners including the Company. As part of the transaction FPL assumes the decommissioning liability for the plant. Net of closing adjustments, the final transaction value was $798 million. The Company's share of the proceeds is approximately $84.3 million following its $5.0 million top off payment to the decommissioning trust fund. Ninety-eight percent of the proceeds from the sale in excess of related expenses and the Company's investment will be credited to the Company's customers through CTCs.

With the sale of Seabrook, the Company no longer holds an ownership interest in any operating nuclear facility.

Millstone 3

In November 1999, the Company entered into an agreement with Northeast Utilities ("NU") to settle claims made by the Company regarding the operation of Millstone 3. Among other things, the settlement provided for NU to include the Company’s 16.2 percent interest in Millstone 3 in an auction of NU’s share of the unit. Upon the closing of the sale, the Company was to receive a fixed amount, regardless of the actual sale price.

In August 2000, Dominion agreed to purchase the Millstone units, including the Company’s interest in Millstone 3, for $1.3 billion. In March 2001, the sale was completed. In accordance with the prior settlement agreement, the Company was paid approximately $27.9 million, including $25 million for the plant, and the Company paid approximately $5.8 million to increase the decommissioning trust fund.

Regulatory authorities from Rhode Island, New Hampshire, and Massachusetts have expressed an intent to challenge the reasonableness of the settlement agreement taking the position that the Company would have received approximately $140 million of sale proceeds without the agreement. In the event that one or more of the states proceed with such a challenge the dispute will be resolved by the FERC. The Company believes it has a strong argument that it acted prudently since the amount received under the settlement agreement was the highest sale price for a nuclear unit at the time the agreement was reached.

Nuclear Decommissioning

The Company is liable for its share of decommissioning costs for Yankee Atomic, Connecticut Yankee and Maine Yankee. Decommissioning costs include not only estimated costs to decontaminate the units as required by the Nuclear Regulatory Commission ("NRC"), but also costs to dismantle the units. Such costs reflect estimates of total decommissioning costs approved by the FERC. The Company is paying its portion of projected decommissioning costs for Connecticut Yankee and Maine Yankee which it records on its books consistent with its rate recovery. The Company has completed its projected decommissioning cost obligation for Yankee Atomic, subject to a final reconciliation of costs upon completion of decommissioning work.

Bechtel Corporation is performing the decommissioning of Connecticut Yankee under a fixed price contract. Disputes have arisen under the contract and, in accordance with its terms, the parties have commenced alternative dispute resolution processes in an effort to resolve them.

The Nuclear Waste Policy Act of 1982 establishes that the federal government (through the Department of Energy ("DOE")) is responsible for the disposal of spent nuclear fuel. During 1997, a ruling in a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the U.S. Court of Appeals for the District of Columbia held that the DOE was obligated to begin disposing of utilities’ spent nuclear fuel by January 1998. The DOE failed to meet this deadline and is not expected to have a temporary or permanent repository for spent nuclear fuel before 2010, at the earliest. Many utilities, including Yankee Atomic, Connecticut Yankee, and Maine Yankee filed claims for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE’s failure to begin to take fuel in 1998. The court held that the DOE is liable for such failure in October 1998. Yankee Atomic, Connecticut Yankee and Maine Yankee have filed a further action against the DOE to determine the level of damages. As an interim measure until the DOE meets its contractual obligations to dispose of their spent fuel, those companies have proceeded with construction of independent spent fuel storage installations ("ISFSI") located at the plant sites. Yankee Atomic and Maine Yankee have commenced moving their spent nuclear fuel to their respective ISFSI. Yankee Atomic and Maine Yankee expect to complete this process by the end of 2003. Connecticut Yankee expects to begin this process shortly.

On July 9, 2002, a Petition was filed with the NRC alleging that Maine Yankee’s storage of spent fuel at its ISFSI violates the Atomic Energy Act because Maine Yankee has not analyzed the consequences of possible terrorist activities. In September 2002, the NRC refused to grant the action requested in the Petition.

Each nuclear unit in which the Company has an ownership interest has established a decommissioning trust fund or escrow fund into which payments are being made to meet the projected costs of decommissioning. There is no assurance that decommissioning costs actually incurred by Yankee Atomic, Connecticut Yankee or Maine Yankee will not substantially exceed the estimated amounts. For example, security costs may increase in light of continuing concerns regarding possible terrorist activities. Also, decommissioning cost estimates assume the availability of permanent repositories for both low-level and high-level nuclear waste; those repositories do not currently exist. The temporary low-level repository located in Barnwell, South Carolina may become unavailable, which could increase the cost of decommissioning the Yankee Atomic, Connecticut Yankee, and Maine Yankee plants. Under settlement agreements, the Company is permitted to recover prudently incurred decommissioning costs through CTCs.

NOTE C -   SEGEMENT INFORMATION

The Company's reportable segments are electric transmission and generation/stranded costs. The Company is engaged principally in the business of electric power transmission. Certain information regarding the Company's segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation on such common property have been allocated to the segments based on labor or plant using a percentage derived from total labor or plant dollars charged directly to certain operating expense accounts or certain plant accounts. General corporate expenses include the cost of the services furnished by National Grid USA Service Company, Inc., an affiliated service company operating pursuant to the provisions of Section 13 of the 1935 Act. Assets allocated to the electric transmission and generation/stranded cost segments include net utility plant, materials and supplies, and certain regulatory and other assets. Corporate assets consist primarily of other property and investments, cash, restricted cash, and unamortized debt expense.

                                                        Three months Ended September 30
                                                            (in millions of dollars)

                                                    2002                                          2001
                                               Generation/                                   Generation/
                             Transmission        Stranded       Total      Transmission        Stranded       Total
Operating Revenues                40                94           134            42                105          147
Operating Income before
  Income Taxes                    18                14            32            20                19            39
Depreciation and
  Amortization                     4                 1            5              4                 1            5
Amortization of Stranded
  Costs                            -                 3            3              -                 3            3
                                                         Six months Ended September 30
                                                            (in millions of dollars)
                                               2002                                          2001
                                               Generation/                                   Generation/
                             Transmission        Stranded       Total      Transmission        Stranded       Total
Operating Revenues                82                196          278            81                211          292
Operating Income before
  Income Taxes                    38                28            66            36                37            73
Depreciation and
  Amortization                     9                 1            10             8                 1            9
Amortization of Stranded
  Costs                            -                 5            5              -                 6            6
                                                               Total Assets
                                                         (in millions of dollars)
                                                      September 30,                   March 31,
                                                           2002                          2002
Transmission                                              1,008                          995
Generation/Stranded cost                                  1,542                        1,569
Corporate Assets                                            216                          176
Total                                                     2,766                        2,740

NOTE D -   REGULATORY ASSETS

The Company’s financial statements conform to generally accepted accounting principles ("GAAP"), including the accounting principles for rate-regulated entities with respect to its regulated operations. The Company adheres to "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71") which permits a public utility, regulated on a cost-of-service basis, to defer certain costs (because they are expected to be refunded through customers billings), which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets. In 1997, the Emerging Issues Task Force of the FASB concluded that a utility that had received regulatory approval to recover stranded costs through rates would be permitted to continue to apply SFAS 71 to the recovery of stranded costs.

The Company has received authorization from the FERC to recover through CTCs substantially all of the costs associated with its former generating business not recovered through the divestiture. Additionally, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. Therefore, substantially all of the Company’s business, including the recovery of its stranded costs, remains under cost-based rate regulation. Because of the nuclear cost-sharing provisions related to the Company’s CTC, the Company ceased applying SFAS 71 in 1997 to 20 percent of its ongoing nuclear operations, the impact of which was immaterial.

As a result of applying SFAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through the CTC. At September 30, 2002, this amounted to approximately $1.4 billion, including $0.9 billion related to the above-market costs of purchased power contracts, $0.1 billion related to accrued Yankee nuclear plant costs, and $0.4 billion related to other net CTC regulatory assets The proceeds from the sale of Seabrook that are to be returned to the Company's customers through CTCs, as described in Note B, will reduce the balance of the other net CTC regulatory assets.

Under a 1997 purchased power transfer agreement USGen New England, Inc. ("USGen") purchased from the Company an entitlement to approximately 1,100 megawatts of power procured under long-term contracts. The transfer did not in all cases involve formal assignment of the contracts. The Company is making monthly payments averaging $9.5 million through January 2008 toward the above-market portion of these contracts. The Company has recorded a liability for the present value of the future monthly fixed payments and an offsetting regulatory asset. In the event that USGen, which has recently encountered financial difficulty, defaults on the payments of these contracts the Company would assume the obligation to make the payments. In that instance the Company would remove approximately $0.5 billion of regulatory assets from its balance sheet and the corresponding liability. As indicated in Item 2, The Company plans to make a payment to assign and permanently release the Company from future obligations under one power purchase agreement that will reduce the impact of a USGen default. In either case, the Company believes that the impact on results of operations would not be material as the above-market portion of the contracts would continue to be passed to customers through CTCs. Under 1999 purchased power transfer agreements, the Company has arrangements with two other parties for long-term power procurement contracts that run through 2009. It has recorded a regulatory asset of $0.1 billion and an offsetting liability for the present value of the fixed monthly payments under these agreements as well.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains management’s assessment of the Company's financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the Company’s financial statements and footnotes and the Annual Report on Form 10-K for the period ended March 31, 2002.

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including New England Power Company's (the "Company") cash flow and planned repayment of debt. These forward-looking statements are based upon a number of assumptions, including regulatory actions. Actual future results and development may differ materially depending on a number of factors, including regulatory changes by the Federal Energy Regulatory Commission ("FERC") and uncertainties regarding the ultimate impact on the Company as further developments are made in the deregulation of the electric industry.

All of the common stock of the Company is owned by National Grid USA.

FERC Proceedings

The regulatory structure and regulations that relate to the Company's business are in a period of major change and uncertainty. Decisions being made by the FERC will affect how the Company does business. The Company is currently unable to determine whether these proceedings will have a material impact on its financial position or results of operations.

The FERC has been reviewing the development of regional transmission organizations ("RTOs"). The FERC has indicated that it wants RTOs to have large geographic scope. In July and August 2001, the FERC ordered National Grid USA, the Company's parent, and other New England parties and participants of the New York ISO, and the Pennsylvania-New Jersey-Maryland ("PJM") ISO to participate in a mediation process to develop a proposal for establishing a larger RTO. The FERC has not yet ruled on the mediation report issued in September 2001.

Pending the ruling on the mediation report, the transmission owners, including the Company, have been working toward an RTO structure in which independent transmission companies could manage certain transmission functions within the RTO. However, it is not clear what sort of RTO structure will ultimately result from these negotiations, or even the geographic scope of the RTO in which the Company will participate. On August 23, 2002, the New York and New England ISOs filed with FERC a proposal to form an RTO and requested a declaratory ruling indicating that the proposal meets the requirements of an RTO. The Company's parent, National Grid USA, and several other parties filed protests to the RTO filing on November 8, 2002.

On October 25, 2001, the FERC issued an advanced notice of proposed rulemaking ("ANOPR") to enable transmission owners, such as the Company, and generators to establish standardized procedures and agreements concerning the way generators would interconnect with the transmission grid. The Company's parent, National Grid USA, participated in the actual negotiations with generators as contemplated by the ANOPR and also filed comments on the ANOPR. On April 24, 2002, the FERC issued proposed rules that the Company believes are unfavorable and partially unworkable for transmission owners for the reasons outlined in the ANOPR comments filed by National Grid USA and New York Transmission Owners. The FERC is expected to issue final rules within the next few months. The impact of such rulemaking cannot be predicted by the Company.

.

On August 16, 2002, the FERC issued a similar ANOPR regarding interconnections specifically for small generators. As with the general interconnection rules proposed by the FERC, the straw proposal advanced by the FERC in this proceeding was unfavorable and partially unworkable for owners of transmission and distribution facilities like the Company. The parties have been working to achieve a consensus, and comments on any consensus documents are due by December 20, 2002. Any actual rulemaking on small generator interconnections would be expected after such comments. The impact of such rulemaking cannot be predicted by the Company.

In 2001, the FERC began an ANOPR to address Standard Market Design ("SMD") regarding the buying and selling of power. In a December 2001 order, the FERC requested that all industry segments try to agree on a single standards setting organization that would establish national standard business practices for the wholesale electric industry. As a result, the North American Energy Standards Board, an independent voluntary organization that develops and promotes the use of business practice and related electronic communications standards, has formed a Wholesale Electric Quadrant ("WEQ"). The Company’s parent, National Grid USA, has joined the transmission sector of the WEQ. One affiliate (Niagara Mohawk Power Corporation) is participating in the Retail Gas Quadrant. The FERC also solicited comments earlier this year on a wide range of issues, including: transmission and electric energy pricing and capacity, transmission planning, generation dispatch, RTO governance, market monitoring, long term generation adequacy (including installed capacity or "ICAP"), and resolution of "seams" - or conflicting practices or charges that inhibit inter-regional energy transactions. All of these either directly or indirectly affect the Company’s business.

On July 31, 2002, the FERC issued a formal notice of proposed rulemaking ("NOPR") on SMD. The proposed rules would, among other things, require the Company to file a new transmission tariff by July 31, 2003. The Company would have to meet the requirements of an independent transmission provider or permit an independent transmission provider to operate its transmission facilities. In addition, it would authorize an independent transmission provider to design rates (with limited input from the Company) and to file proposed changes to the Company’s transmission rates with the FERC. The FERC has also proposed that it assume jurisdiction over transmission rates to retail customers. In prior orders, the FERC has held that deliveries at retail will continue to be subject to state-approved retail charges as well as the FERC-approved transmission rate, even if the delivery is made over transmission facilities. The introduction of an independent transmission provider with its own transmission tariff requires coordination between the state and federally approved charges. Specifically, the independent transmission provider's tariff must also incorporate or otherwise require payment of the distribution company's retail delivery charges. The FERC's proposed tariff is not yet clear on this point. The Company is currently unable to determine whether the final outcome of these proposed rules will have a material impact on its financial position or results of operations.

To the extent the Company wishes to pursue opportunities to propose financial incentives related to transmission projects to deliver greater value for customers and shareholders, the FERC rulings in the SMD proceeding and other proceedings may have an impact on the Company's ability to do so.

The New England Power Pool ("NEPOOL") and ISO New England have a separate SMD initiative that is proceeding in parallel to the FERC initiative. On July 15, 2002, NEPOOL and ISO New England filed their own SMD proposal with the FERC. On September 20, FERC issued an order approving many elements of the proposal and modifying other elements. NEPOOL and ISO New England have made a compliance filing with the FERC that National Grid USA has protested. Implementation of New England SMD is expected March 1, 2003.

On September 27, 2001, the FERC initiated a NOPR regarding affiliate standards of conduct in both the electric and gas industries. In its proposed rules, the FERC proposed a broad definition of "energy affiliate," which would include the Company’s affiliate National Grid USA Service Company, Inc. ("Service Company") as well as the Company’s electric distribution company affiliates. The proposed rules would impose significant restrictions on the ability of the Company to interact with such "energy affiliates." If not modified, the proposed rules could require significant reorganization for the Company, potentially including duplication of support functions (and associated increases in costs) that the Company currently depends on the Service Company to provide.

Earnings

Net income decreased approximately $2 million for the quarter and six months ended September 30, 2002 as compared to the same periods in 2001. The Company’s decreased operating and other income was offset by lower interest expense on variable rate long-term debt.

Operating Revenue

In the quarter and six months ended September 30, 2002, the Company had three primary sources of revenue: transmission, stranded investment recovery, and nuclear generation. Transmission revenues are based on a formula rate that recovers the Company actual costs plus a return on actual investment. Stranded investment recovery revenues are in the form of a CTC to former all requirements customers of the Company in connection with the Company's divestiture of its electric generation investments. Nuclear generation revenues include sales of electricity and recovery of a portion of net operating profit/(loss) from the Company's remaining nuclear units. In the quarter and six months ended September 30, 2001, the Company was also receiving revenue related to its obligation to provide electric supply to serve certain customers of The Narragansett Electric Company ("Narragansett"), an affiliate. Effective December 1, 2001, the Company was no longer obligated to provide this power to Narragansett's customers, which is the primary reason for the decrease in revenues for the first quarter and six months ended September 30, 2002 of approximately $13 million and $14 million, respectively. These decreased revenues were partially offset by an increase in nuclear revenues due to the recovery of a portion of increased nuclear operating expenses for the period ended September 30, 2002 compared with the same period in 2001.

Operating Expenses

Operating expenses for the quarter and six months ended September 30, 2002, decreased approximately $8 million and $9 million respectively compared with the same periods in 2001.

Purchased power expense for the quarter and six months ended September 30, 2002 decreased approximately $6 million and $12 million respectively, compared with the same periods in 2001. The decrease was due primarily to the Company no longer being obligated to provide power to Narragansett as described in Operating Revenue above.

Operation and maintenance expense increased approximately $3 million for the six months ended September 30, 2002 compared with the same period in 2001. The increased cost is primarily the result of a refueling outage at Seabrook during the quarter ended June 30, 2002.

Interest Expense

Interest expense for the quarter and six months ended September 30, 2002 decreased approximately $2 million and $3 million respectively compared with the same periods in 2001 primarily due to decreased interest rates on the Company’s variable rate long-term debt.

Liquidity and Capital Resources

At September 30, 2002, the Company’s principal sources of liquidity included cash and cash equivalents of $146 million and accounts receivable of $135 million. The Company has a working capital balance of $210 million. Net cash flows provided by operating activities for the quarter and the six months ended September 30, 2002 were $16 million and $58 million respectively.

Net cash flows used in investing activities for the quarter and six months ended September 30, 2002 increased approximately $24 million and $20 million respectively compared with same periods in 2001 primarily due to a one-time cash inflow of the proceeds from the sale of Millstone 3 in April of 2001. Cash expenditures for utility plant totaled approximately $7 million and $13 million respectively during the quarter and six months ended September 30, 2002, and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were internally generated.

The Company plans to make a payment during the third fiscal quarter under a 1997 purchased power transfer agreement ("the Agreement") with USGen New England, Inc. the purchaser of its generation assets. The payment formally releases the Company as the obligor from one of the power purchase agreements covered by the Agreement and reduces future payments under the contract. The Company may fund the payment from internally generated funds or secure long-term financing from affiliated or external sources.

At September 30, 2002, the Company had no short-term debt outstanding. The Company has regulatory approval to issue up to $375 million of short-term debt. National Grid USA and certain subsidiaries, including the Company, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

At September 30, 2002, the Company had lines of credit and standby bond purchase facilities with banks totaling $456 million which are available to provide liquidity support for $410 million of the Company’s long-term bonds in tax-exempt commercial paper mode, and for other corporate purposes. The Company's lines of credit expire and are renewed each December. The Company's standby bond purchase facility expires and is renewed each September. There were no borrowings under these lines of credit at September 30, 2002. Fees are paid on the lines and facilities in lieu of compensating balances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

New England Power Company’s ("the Company") major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. At September 30, 2002, the Company’s tax-exempt variable-rate long-term debt had a carrying value and fair value of approximately $410 million. While the ultimate maturity dates of the underlying loan agreements range from 2015 through 2022, this debt is issued in tax-exempt commercial paper mode. The various components that comprise this debt are issued for periods ranging from one day to 270 days, and are remarketed through remarketing agents at the conclusion of each period. The weighted average variable interest rate for the six months ended September 30, 2002, was approximately 1.59 percent.

Item 4. Controls and Procedures

The Company has established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management by others within those entities, particularly during the period in which this quarterly report is being prepared. The Company has established a Disclosure Committee, which is made up of several key management employees and which reports directly to the Chief Financial Officer and Chief Executive Officer. The Disclosure Committee monitors and evaluates these disclosure controls and procedures. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report. Based on this evaluation, it was determined that these disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning several Federal Energy Regulatory Commission proceedings, discussed in this report in the FERC Proceedings section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2) is incorporated herein and made a part hereof.

Information concerning the Company’s collection action against the Town of Norwood, Massachusetts and appeals of related actions, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

As disclosed in the Company’s 2002 Annual Report, the Company had been involved in litigation regarding the FERC order to increase the installed capacity (“ICAP”) deficiency charge to $8.75 per kilowatt-month (“kW-month”) instead of the rate proposed by Independent System Operator-New England (“ISO New England”) of $0.17 per kW-month. That litigation has been resolved. With respect to the period from January 2000 to July 2000, on October 11, 2002, the FERC approved a settlement, which the Company supported, implementing charges ranging from $1.25 per kW-month to $3.248 per kW-month for that period. With respect to the period from August 2000 to September 2001, on October 4, 2002, the US Court of Appeals for the First Circuit affirmed the FERC’s order of November 20, 2001, which resulted in a charge of $0.17 per kW-month for that period. Since October 2001, the ICAP deficiency charge has been $4.87 per kW-month in accordance with the FERC’s acceptance of ISO New England’s proposed compromise of June 2001.

Item 5. Other Information

On November 1, 2002, the Company closed the sale of its interest in Seabrook to FPL Energy Seabrook LLC (“FPL”), pursuant to a purchase and sale agreement dated April 15 2002, between FPL and a consortium of joint owners including the Company. As part of the transaction FPL assumes the decommissioning liability for the plant. Net of closing adjustments, the final transaction value was $798 million. The Company’s share of the proceeds is approximately $84.3 million following its $5.0 million top off payment to the decommissioning trust fund. Ninety-eight percent of the proceeds from the sale in excess of related expenses and the Company's investment will be credited to the Company's customers through CTCs.

With the sale of Seabrook, the Company no longer holds an ownership interest in any operating nuclear facility.

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filings

The Company filed reports on Form 8-K dated July 18, 2002 and July 30, 2002, containing Item 5.

Exhibits

99.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENGLAND POWER COMPANY

Date:  November 13, 2002

By:  /s/  Edward A. Capomacchio

        Edward A. Capomacchio, Controller
        Authorized Officer, and Principal Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, Peter G. Flynn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New England Power Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13,  2002

By:  /s/  Peter G. Flynn
        Peter G. Flynn, President and
        Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, John G. Cochrane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New England Power Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13,  2002

By:  /s/  John G. Cochrane
        John G. Cochrane, Vice President
        and Chief Financial Officer