Form 10-Q
period 2002-12-31
NEW ENGLAND POWER CO
filed 2003-02-12
CIK 71337

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission	Registrant, State of Incorporation	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.

1-2987	New England Power Company	04-1663070
(a Massachusetts corporation)
25 Research Drive
Westborough, Massachusetts 01582
508.389.2000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ] NO [ ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2002, were as follows:

Registrant	Title	Shares Outstanding

New England Power Company	Common Stock, $20.00 par value	3,619,896
	(all held by National Grid
	USA)

NEW ENGLAND POWER COMPANY

FORM 10-Q - For the Quarter Ended December 31, 2002

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Operations and Retained Earnings

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature
Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW ENGLAND POWER COMPANY
Statements of Income
(In thousands of dollars)
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2002	2001	2002	2001

Operating revenues, principally from affiliates	$ 134,463	$ 136,065	$ 412,295	$ 428,233

Operating expenses:
Fuel for generation	476	1,421	3,285	4,176
Purchased electric energy:
Contract termination and nuclear unit
shutdown charges	52,753	57,295	166,226	172,334
Other	14,230	15,228	44,623	55,998
Other operation	10,672	13,096	37,851	39,696
Maintenance	5,317	3,841	17,452	13,449
Depreciation and amortization	12,458	7,832	27,730	23,195
Taxes, other than income taxes	4,677	4,633	14,761	14,010
Income taxes	10,775	12,498	34,817	37,258
Total operating expenses	111,358	115,844	346,745	360,116

Operating income	23,105	20,221	65,550	68,117

Other income (and expense):
Equity in income of nuclear power companies	783	815	3,932	2,580
Other income, net	(50)	416	336	1,889
Total other income	733	1,231	4,268	4,469

Income before interest charges	23,838	21,452	69,818	72,586

Interest:
Interest on long-term debt	1,967	2,807	5,860	9,806
Other interest	73	793	925	1,984
Total interest expense	2,040	3,600	6,785	11,790

Net income	$ 21,798	$ 17,852	$ 63,033	$ 60,796

Statements of Retained Earnings
(In thousands of dollars)
(UNAUDITED)

Retained earnings, beginning of period	$ 177,990	$ 103,011	$ 136,798	$ 60,110

Net income	21,798	17,852	63,033	60,796
Dividends on cumulative preferred stock	(20)	(22)	(63)	(65)

Retained earnings, end of period	$ 199,768	$ 120,841	$ 199,768	$ 120,841

Statements of Comprehensive Income
(In thousands of dollars)
(UNAUDITED)

Net income	$ 21,798	$ 17,852	$ 63,033	$ 60,796

Other comprehensive gain/(loss):
Unrealized gain/(loss) on securities, net of tax	32	(101)	102	28

Comprehensive income	$ 21,830	$ 17,751	$ 63,135	$ 60,824

Per share data is not relevant because New England Power Company’s common stock is wholly-owned by National Grid USA, Inc.

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Balance Sheets
(In thousands of dollars)

	December 31,
	2002	March 31,
	(UNAUDITED)	2002
ASSETS

Utility plant, at cost:
Plant-in-service	$ 828,078	$ 909,043
Construction work-in-progress	9,477	7,466
Total utility plant	837,555	916,509
Less: Accumulated depreciation and amortization	242,646	329,927
Net utility plant	594,909	586,582

Goodwill, net of amortization	338,188	338,188

Other property and investments
Nuclear power companies, at equity	37,323	40,339
Decommissioning trust funds (Note B)	-	18,810
Nonutility property and other investments	10,942	11,515
Total other property and investments	48,265	70,664

Current assets:
Cash and cash equivalents (including $199,350 and
$99,300, respectively, with affiliates)	200,071	103,467
Accounts receivable (less reserves of $153 and $153)
Affiliated companies	47,906	41,408
Others	84,668	67,460
Fuel, materials and supplies, at average cost	2,291	6,215
Current regulatory assets - purchase power obligations
and accrued Yankee nuclear plant costs (Note B)	144,498	172,556
Prepaid and Other current assets	1,748	1,402
Total current assets	481,182	392,508

Deferred debits:
Regulatory assets (Notes B and C)	1,271,642	1,297,079
Deferred charges and other assets	56,947	55,184
Total deferred debits	1,328,589	1,352,263

Total assets	$ 2,791,133	$ 2,740,205

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Balance Sheets
(In thousands of dollars)

	December 31,
	2002	March 31,
	(UNAUDITED)	2002
CAPITALIZATION AND LIABILITIES

Capitalization:
Common stockholder's equity:
Common stock ($20 par value)	$ 72,398	$ 72,398
Authorized - 6,449,896 shares
Issued & outstanding - 3,619,896 shares
Additional paid-in capital	731,974	731,974
Accumulated other comprehensive loss	(211)	(110)
Retained earnings	199,768	136,798
Total common stockholder's equity	1,003,929	941,060

Preferred equity:
Cumulative preferred stock
($100 par value, optionally redeemable)	1,318	1,436
Authorized - 75,020 shares
Issued & outstanding - 13,183 and 14,360 shares, respectively

Long-term debt	410,290	410,285

Total capitalization	1,415,537	1,352,781

Current liabilities:
Accounts payable
(including $7,873 and $14,059, respectively, to affiliates)	46,305	47,358
Accrued liabilities:
Taxes	44,442	14,367
Interest	572	773
Purchased power obligations and
accrued Yankee nuclear plant costs	144,498	172,556
Other	2,772	3,094
Dividends payable	20	22
Total current liabilities	238,609	238,170

Other non-current liabilities:
Accumulated deferred income taxes	260,621	257,302
Unamortized investment tax credits	8,436	8,795
Accrued Yankee nuclear plant costs	223,275	141,869
Purchased power obligations	422,702	513,599
Other reserves and deferred credits	221,953	227,689
Total other non-current liabilities	1,136,987	1,149,254

Commitments & contingencies (Note B):	-	-

Total capitalization & liabilities	$ 2,791,133	$ 2,740,205

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Statements of Cash Flows
(In thousands of dollars)
(UNAUDITED)

	Nine Months ended December 31,
	2002	2001
Operating activities:
Net income	$ 63,033	$ 60,796
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	27,730	23,195
Purchased power and nuclear fuel amortization	41,129	42,307
Deferred income taxes and investment tax credits, net	4,054	(17,131)
Allowance for funds used during construction	(337)	(1,045)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(23,706)	(1,070)
Decrease in fuel, materials, and supplies	3,924	155
(Increase) decrease in regulatory assets	(70,675)	113,453
(Increase) decrease in prepaid and other current assets	(262)	397
Decrease in accounts payable	(1,053)	(24,686)
Decrease in purchase power contract obligations	(118,955)	(81,511)
Increase in other current liabilities	29,552	23,745
Increase (decrease) in other non-current liabilities	75,670	(39,949)
Other, net	4,343	875
Net cash provided by operating activities	34,447	99,531

Investing activities:
Capital expenditures, excluding allowance for funds used
during construction	(22,361)	(36,342)
Proceeds from the sale of generation assets	84,300	25,000
Proceeds from the sale of non-utility assets	-	940
Other investing activities	401	4,289
Net cash provided by (used in) investing activities	62,340	(6,113)

Financing activities:
Preferred stock repurchased	(117)	-
Preferred dividends paid	(66)	(65)
Net cash (used in) financing activities	(183)	(65)

Net increase in cash and cash equivalents	96,604	93,353

Cash and cash equivalents, beginning of period	103,467	22,360

Cash and cash equivalents, end of period	$ 200,071	$ 115,713

Supplemental disclosures of cash flow information:
Interest paid	$ 5,890	$ 8,897
Income taxes paid	$ 3,391	$ 31,783
Dividends received from equity investments	$ 6,753	$ 2,659

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Financial Statements

Note A - Summary of Significant Accounting Policies

Basis of Presentation: New England Power Company ("the Company"), in the opinion of management, has included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the interim periods presented. These financial statements for the year ended March 31, 2003 are subject to adjustment at the end of the year when they will be audited by independent accountants. These financial statements and notes thereto should be read in conjunction with the notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended March 31, 2002.

New Accounting Standards: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if it meets the definition of a legal obligation. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect of this statement on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than recognizing a liability when an entity commits to an exit plan. The statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the effect of this statement on its financial position and results of operations.

Note B – Commitments & Contingencies

Hazardous Waste: The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

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

The Company has been named as a potentially responsible party ("PRP") by either the U. S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection for several sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating. Some of these sites relate to the disposal of ash from fossil fuel generating plants formerly owned by the Company.

Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by the Company. The Company has recovered amounts from certain insurers, and, where appropriate, intends to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. The Company is currently recovering certain environmental cleanup costs in rates. The Company believes that its hazardous waste liabilities (included in Other reserves and deferred credits on the balance sheet) for all sites of which it is aware are not material to its financial position.

Town of Norwood: From 1983 until 1998, the Company was the wholesale power supplier for the Town of Norwood, Massachusetts ("Norwood"). In April 1998, Norwood began taking power from another supplier. Pursuant to a tariff amendment approved by the Federal Energy Regulatory Commission ("FERC") in May 1998, the Company has been assessing Norwood a contract termination charge ("CTC"). Through December 31, 2002, the charges assessed Norwood amount to approximately $55 million, all of which remain unpaid. The Company filed a collection action in Massachusetts Superior Court ("Superior Court"). The Superior Court deferred action until the various appeals were decided. (For a full discussion of the events leading up to the Superior Court’s decision, see Note E-5, "Town of Norwood Dispute" in the notes to the Financial Statements in the Company’s 2002 Annual Report.) In March 2001, the Superior Court ordered Norwood to pay the Company approximately $27 million including interest, and affirmed Norwood’s obligation to make monthly CTC charge payments to the Company of approximately $600,000, plus interest. Norwood appealed the order in April 2001. Pending the appeal, Norwood entered into a consent order to establish a segregated account for the benefit of the Company in the amount of approximately $14 million and to make regular additions to the account. As of October 31, 2002, Norwood reported that the account has grown to approximately $23 million. Oral arguments on Norwood's appeal have been scheduled for February 2003. On December 23, 2002, Norwood filed a complaint with the FERC, challenging the CTC on multiple grounds. The Company’s response to this complaint was filed with the FERC at the end of January 2003.

Decommissioned Nuclear Units: At December 31, 2002, the Company held minority interests in three nuclear power companies (collectively, the "Yankees"): Yankee Atomic Electric Company ("Yankee Atomic"), Maine Yankee Atomic Power Company ("Maine Yankee"), and Connecticut Yankee Atomic Power Company ("Connecticut Yankee"). Each of the Yankees owns a nuclear generating unit, all of which have been permanently shut down.

Decommissioning Collections: Each of the Yankees has established a decommissioning trust fund, or escrow fund, into which its owners make payments to meet the projected costs of decommissioning. Under its power contract with each Yankee, the Company is liable for its pro rata share of their decommissioning costs. In addition, a Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay to decommission the plant, the owners of Maine Yankee are jointly and severally liable for the shortfall. The Company has been paying and recording its portion of projected decommissioning costs for the plants owned by the Yankees consistent with its rate recovery. Yankee Atomic had ceased making collections for decommissioning, but due to a significant increase in the estimated cost to complete decommissioning of the unit the Company anticipates that Yankee Atomic will resume those collections.

Decommissioning costs include the projected costs of decontaminating the units as required by the Nuclear Regulatory Commission, dismantling the units, spent fuel storage, security, and liability and property insurance, as well as other costs. Such costs reflect estimates of total decommissioning costs which are recovered in rates regulated by the FERC. The decommissioning costs that are actually incurred by the Yankees may exceed the estimated amounts, perhaps substantially. For example, security costs have increased in light of new regulatory requirements. Costs may also increase if the Yankees must replace contractors who fail to perform in accordance with their construction contracts. In addition, cost estimates assume that the Department of Energy ("DOE") will make available permanent repositories for high-level nuclear waste or otherwise meet its contractual responsibilities. If high-level waste is not completely removed from the sites by 2023 the cost of decommissioning could increase accordingly. Under settlement agreements, the Company is permitted to recover prudently incurred decommissioning costs through CTCs. In the third quarter of fiscal 2003 the Yankees increased their aggregate decommissioning estimates. Based on those estimates, the Company's share of the additional cost is approximately $121 million.

The Company’s share of the decommissioning costs is accounted for in "Purchased electric energy" on the income statement. For each of the Yankees, the Company has recorded a liability and a regulatory asset reflecting the estimated future billings from those companies.

DOE Dispute: The Nuclear Waste Policy Act of 1982 establishes that the federal government (through the DOE) is responsible for the disposal of spent nuclear fuel. In a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the U.S. Court of Appeals for the District of Columbia ruled in 1997 that the DOE was obligated to begin disposing of utilities’ spent nuclear fuel by January 1998. The DOE failed to meet this deadline. Many owners of nuclear power plants, including the Yankees filed claims for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE’s failure to begin to take fuel in 1998. The court held that the DOE is liable for such failure in October 1998. The Yankees have filed a further action against the DOE to determine the level of damages. That action is pending. As an interim measure until the DOE meets its contractual obligations to dispose of the spent fuel, the Yankees have proceeded with construction of independent spent fuel storage installations ("ISFSIs") located at the plant sites. Yankee Atomic and Maine Yankee have commenced moving their spent nuclear fuel to their respective ISFSIs. Connecticut Yankee has not yet begun the process of moving spent nuclear fuel. The Yankees expect to complete the process of moving spent nuclear fuel to their respective ISFSIs by December 2004.

Divested Nuclear Units

Seabrook: The Company previously held a minority, non-operating ownership interest in the Seabrook Nuclear Generating Station ("Seabrook"). As part of a consortium of joint owners, the Company sold its interest in Seabrook to FPL Energy Seabrook LLC ("FPL") on November 1, 2002. Pursuant to the transaction, FPL assumed the decommissioning liability and trust fund for the plant including the Company's share of both. With the sale of Seabrook, the Company no longer holds an ownership interest in any operating nuclear facility. Net of closing adjustments, the Company's share of the proceeds from the sale of Seabrook was approximately $84 million following its $5 million top-off payment to the decommissioning trust fund. Ninety-eight percent of the proceeds from the sale in excess of related expenses and the Company's post-1995 investment will be credited to the Company's customers through CTCs. The Company’s share of expenses for Seabrook prior to November 1 is accounted for in "Other operation" and "Maintenance" expenses on the income statement.

Millstone Unit 3: In November 1999, the Company entered into an agreement with Northeast Utilities ("NU") to settle certain claims. Among other things, the settlement agreement provided for NU to include the Company’s 16.2 percent ownership interest in Millstone Unit 3 in an auction of NU’s share of the unit. Upon the closing of the sale, the Company was to receive a fixed amount, regardless of the actual sale price. In March 2001, the Millstone units were sold, including the Company’s interest in Millstone 3, for $1.3 billion. In accordance with the settlement agreement, the Company was paid approximately $27.9 million, from which the Company paid approximately $5.8 million to increase the decommissioning trust fund.

Regulatory authorities from Rhode Island, New Hampshire, and Massachusetts have expressed an intent to challenge the reasonableness of the settlement agreement, taking the position that the Company would have received approximately $140 million of sale proceeds if there had been no agreement with NU. In the event that one or more of the states proceed with such a challenge, the dispute will be resolved by the FERC. The Company believes it has a strong argument that it acted prudently, as the amount it received under the settlement agreement was the highest sale price for a nuclear unit at the time the agreement was reached.

Vermont Yankee Nuclear Power Corporation: The Company has an equity investment in the Vermont Yankee Nuclear Power Corporation ("Vermont Yankee"). Vermont Yankee was formerly the owner of Vermont Yankee Nuclear Generating station. On July 30, 2002, Vermont Yankee completed the sale of Vermont Yankee Nuclear Generating Station to Entergy Vermont Yankee LLC ("ENVY") for approximately $180 million. The Company’s portion of the sale price was approximately $43 million based on its 23.9 percent ownership interest in Vermont Yankee. As part of the transaction, ENVY assumed the decommissioning liability for the plant. The Company will receive its portion of the net proceeds from the sale of the plant, after redemption of bonds and payment of taxes following regulatory approval by the SEC. The proceeds will be distributed through a series of dividend payments and stock buybacks. The majority of the Company’s net proceeds from the sale will be credited to its customers through CTCs.

Note C - Regulatory Assets

The Company’s financial statements conform to generally accepted accounting principles ("GAAP"), including the accounting principles for rate-regulated entities with respect to its regulated operations. The Company adheres to the SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" which permits a public utility, regulated on a cost-of-service basis, to defer certain costs (because they are expected to be recovered through customers billings), which would otherwise be charged to expense, when authorized to do so by the regulator. These deferred costs are known as regulatory assets. In 1997, the Emerging Issues Task Force of the FASB concluded that a utility that had received regulatory approval to recover stranded costs through rates would be permitted to continue to apply SFAS 71 to the recovery of stranded costs.

The Company has received authorization from the FERC to recover through CTCs substantially all of the costs associated with its former generating business not recovered through the divestiture. Additionally, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. Therefore, substantially all of the Company’s ongoing business, including the recovery of its stranded costs, remains under cost-based rate regulation.

As a result of applying SFAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through the CTC. At December 31, 2002, this amounted to approximately $1.4 billion, including approximately $0.8 billion related to the above-market costs of purchased power contracts, approximately $0.3 billion related to accrued Yankee nuclear plant costs, and approximately $0.3 billion related to other net CTC regulatory assets. The majority of the proceeds from the sale of Seabrook are to be returned to the Company’s customers through CTCs are described in Note B.

Under a 1997 purchased power transfer agreement, USGen New England, Inc. ("USGen") purchased from the Company an entitlement to approximately 1,100 megawatts of power procured under long-term contracts. The transfer did not in all cases involve formal assignment of the contracts. The Company is making monthly payments averaging approximately $7.7 million through January 2008 toward the above-market portion of these contracts. The Company has recorded a liability for the present value of the future monthly fixed payments and an offsetting regulatory asset. In the event that USGen, which has recently encountered financial difficulty, defaults on the payments of these contracts the Company would assume the obligation to make the payments. In that instance the Company would remove approximately $0.4 billion of regulatory assets from its balance sheet and the corresponding liability. The Company believes that the impact on results of operations would not be material as the above-market portion of the contracts would continue to be passed to customers through CTCs. As indicated in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company made a $77 million payment in November 2002 to assign and permanently release the Company from future obligations under one purchased power agreement with USGen.

Under 1999 purchased power transfer agreements, the Company has arrangements with two other parties for long-term power procurement contracts that run through 2009. It has recorded a regulatory asset of approximately $0.1 billion and an offsetting liability for the present value of the fixed monthly payments under these agreements as well.

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

Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including the Company's cash flow and planned repayment of debt. These forward-looking statements are based upon a number of assumptions, including regulatory actions. Actual future results and development may differ materially depending on a number of factors, including regulatory changes by the Federal Energy Regulatory Commission ("FERC") and uncertainties regarding the ultimate impact on the Company as further developments are made in the deregulation of the electric industry.

All of the common stock of the Company is owned by National Grid USA.

FERC Proceedings.  The FERC is contemplating major changes to the regulatory structure that governs the Company’s business. Several proposals are under consideration, any of which may affect how the Company does business. The Company cannot predict which or how many of the proposals the FERC will adopt or in what form, or whether they will have a material impact on the Company’s financial position or results of operations.

Regional Transmission Organizations: The FERC has indicated that it wants regional transmission organizations ("RTOs") formed that would cover a larger geographic area than independent system operators ("ISOs"). In response to an order by the FERC, participants in the ISO New England (including National Grid USA), the New York ISO (including Niagara Mohawk Power Corporation, an affiliate of the Company), and the Pennsylvania-New Jersey-Maryland ISOs took part in a mediation to establish an RTO. The FERC has not yet ruled on the mediator’s report. Pending the FERC’s ruling, transmission owners, including the Company, have been working to develop an alternative RTO structure. It is not clear what structure will emerge from these negotiations or what the geographic scope will be of the RTO in which the Company participates. In August 2002, the New York and New England ISOs filed a proposal with the FERC to form an RTO but withdrew it in November 2002 after several parties, including National Grid USA, filed protests.

Standard Market Design: In July 2002, the FERC issued a formal notice of proposed rulemaking ("NOPR") on standard market design ("SMD"). The proposed rules address transmission pricing and planning, the role of merchant transmission, and other issues that would directly affect the Company. The Company would have to either meet the requirements of an independent transmission provider ("ITP") or permit an ITP to operate its transmission facilities. Under the proposed rules, the ITP would be required to file a new transmission tariff covering the Company's transmission facilities by September 30, 2004. The ITP would be authorized to design rates (with limited input from the Company) and to file proposed changes to the Company’s transmission rates with the FERC. The FERC has also proposed that it assume jurisdiction over transmission rates to retail customers. In prior orders, the FERC has held that deliveries at retail will continue to be subject to state-approved retail charges as well as the FERC-approved transmission rate, even if the delivery is made over transmission facilities. The introduction of an ITP with its own transmission tariff would require coordination between the state and federally approved charges. In addition, to the extent the Company wishes to pursue opportunities related to transmission projects, the FERC rulings in the SMD proceeding and other proceedings may limit the Company's ability to do so. The Company cannot predict when the FERC will issue final rules on SMD, or in what form, or if they will have a material impact on the Company’s financial position or results of operations.

On July 12, 2002, the U.S. Court of Appeals issued an order concerning Pennsylvania-New Jersey-Maryland ISO’s relationship with its transmission owners. This order was favorable precedent to the Company because it suggested that transmission owners that join ISOs still maintain significant authority to propose transmission rates and to withdraw from such ISOs. On December 19, 2002, however, the FERC issued a decision that appears to narrow this authority. It is not clear whether the FERC’s decision will stand, but it will likely affect the Company’s relationship with ISO New England and with any future RTO or ITP.

The New England Power Pool ("NEPOOL") and ISO New England have a separate SMD initiative that is proceeding in parallel to the FERC initiative. In July 2002, NEPOOL and ISO New England filed their own SMD proposal with the FERC. This proposal would be binding on market participants in New England. The FERC issued orders in September and December 2002 approving the proposal, with some modifications. NEPOOL and ISO New England have since made a compliance filing with the FERC that National Grid USA has protested. According to the FERC’s September order, and according to a February 6 announcement by ISO New England, the New England SMD is to be implemented on March 1, 2003. The Company cannot predict how the new SMD will affect its results of operations.

Standards of Conduct: In September 2001, the FERC initiated a NOPR regarding affiliate standards of conduct in both the electric and gas industries. In its proposed rules, the FERC proposed a broad definition of "energy affiliate," which would include the Company’s affiliate National Grid USA Service Company, Inc., as well as the Company’s electric distribution company affiliates. If the FERC were to adopt these rules as proposed, the Company would have to change the way it interacts with its so-called energy affiliates in a manner that could increase costs.

Incentive Pricing: In January 2003, the FERC proposed a pricing policy statement indicating that it may provide incentives to transmission owners to join a RTO, an independent transmission company and to invest in new facilities. The FERC has solicited comments on this statement, and the Company cannot predict what the final policy statement will say or whether it will have a material impact on the Company’s financial position or results of operations.

Results of Operations

Earnings: Net income for the quarter and nine months ended December 31, 2002, increased approximately $4 million and $2 million compared with the same periods in 2001. The increase is primarily due to improved transmission earnings and lower interest expense on variable rate long-term debt. These increases were partially offset by decreased mitigation incentives, reduced return on CTC cost recovery and lower nuclear performance based earnings as compared with the same periods in 2001.

Operating Revenue: In the quarter and nine months ended December 31, 2002, the Company had three primary sources of revenue: transmission, stranded investment recovery, and nuclear. Transmission revenues are based on a formula rate that recovers the Company's actual costs plus a return on actual investment. Stranded investment recovery revenues are in the form of a CTC to former all-requirements customers of the Company in connection with the Company's divestiture of its electric generation investments. Nuclear revenues include sales of electricity and recovery of a portion of net operating profit/(loss) from the Company's operating nuclear units prior to their sale during fiscal 2003. In the quarter and nine months ended December 31, 2001, the Company was also receiving revenue related to its obligation to provide electric supply to serve certain customers of Narragansett Electric Company, an affiliate. Effective December 1, 2001, the Company was no longer obligated to provide this power to Narragansett's customers, which is the primary reason for the decrease in revenues for the quarter and nine months ended December 31, 2002 of approximately $2 million and $16 million, respectively. The decrease in revenues was partially offset by an increase in nuclear revenues, due to the recovery of a portion of increased nuclear operating expenses and increased transmission revenues for the period ended December 31, 2002, compared with the same period in 2001.

Operating Expenses: Operating expenses for the quarter and nine months ended December 31, 2002, decreased approximately $4 million and $13 million respectively, compared with the same periods in 2001.

Purchased power expense for the quarter and nine months ended December 31, 2002, decreased approximately $6 million and $17 million respectively, compared with the same periods in 2001. The decrease was partially because the Company is no longer obligated to provide power to Narragansett Electric Company as described in Operating Revenue, above. Also contributing to the decrease were the reduced ongoing payments resulting from the November 2002 buyout of a purchased power contract, as well as scheduled decreases in purchase power costs.

Operation and maintenance expense increased approximately $2 million for the nine months ended December 31, 2002, compared with the same period in 2001. The increased cost is primarily the result of a refueling outage at Seabrook Nuclear Generating Station ("Seabrook") during the quarter ended June 30, 2002. For the quarter ended December 31, 2002, these expenses decreased approximately $1 million compared to the same period in 2001, primarily due to reduced expenses because of the sale of Seabrook in November 2002, and increased general and administrative expenses.

Depreciation and amortization expense for the quarter and nine months ended December 31, 2002, increased by approximately $5 million each period respectively compared with the same periods in 2001. The increase is due to the Company’s payment in November of 2002 of approximately $5 million to the Seabrook decommissioning trust fund for its share of the balance needed to raise the fund to the level required in the plant sales agreement.

Interest Expense: Interest expense for the quarter and nine months ended December 31, 2002, decreased approximately $2 million and $5 million respectively, compared with the same periods in 2001, primarily due to decreased interest rates on the Company’s variable rate long-term debt.

Financial Position, Liquidity and Capital Resources

At December 31, 2002, the Company’s principal sources of liquidity included cash and cash equivalents of approximately $200 million and accounts receivable of $133 million. The Company has a working capital balance of approximately $243 million.

Net cash flows provided by operating activities for the nine months ended December 31, 2002, was approximately $34 million.

Net cash flows provided by investing activities for the nine months ended December 31, 2002, increased approximately $68 million compared with same period in 2001, primarily due to a one-time cash inflow of the proceeds from the sale of Seabrook in November 2002. Cash expenditures for utility plant totaled approximately $9 million and $22 million respectively during the quarter and nine months ended December 31, 2002, and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were internally generated.

The Company made a payment of approximately $77 million in November 2002 under a 1997 purchased power transfer agreement (the "Agreement") with USGen New England, Inc., the purchaser of its generation assets. The payment formally releases the Company as the obligor from one of the power purchase agreements covered by the Agreement and reduces future payments under the contract.

At December 31, 2002, the Company had no short-term debt outstanding. The Company has regulatory approval to issue up to $375 million of short-term debt. National Grid USA and certain subsidiaries, including the Company, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of third-party short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

At December 31, 2002, the Company had lines of credit and standby bond purchase facilities with banks totaling approximately $399 million which are available to provide liquidity support for the Company’s long-term bonds in tax-exempt commercial paper mode, and for other corporate purposes. The Company's line of credit expires and is renewed each December. The Company's standby bond purchase facility expires and is renewed each September. There were no borrowings under these lines at December 31, 2002. The Company pays a fee for the line and facility in lieu of a compensating balance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable-rate debt. At December 31, 2002, the Company’s tax-exempt variable-rate long-term debt had a carrying value and fair value of approximately $410 million. While the ultimate maturity dates of the underlying loan agreements range from 2015 through 2022, this debt is issued in tax-exempt commercial paper mode. The various components that comprise this debt are issued for periods ranging from one day to 270 days, and are remarketed through remarketing agents at the conclusion of each period. The weighted average variable interest rate for the nine months ended December 31, 2002, was approximately 1.60 percent.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, management of the Company evaluated the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information concerning several Federal Energy Regulatory Commission proceedings, discussed in this report in the FERC Proceedings section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2), is incorporated herein and made a part hereof.

Information concerning the Company’s collection action against the Town of Norwood, Massachusetts, and appeals of related actions, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

Item 5. Other Information

The Company sold its interest in Seabrook Nuclear Generating Station to FPL Energy Seabrook LLC (“FPL”) on November 1, 2002. Pursuant to the transaction, FPL assumed the decommissioning liability and trust fund for the plant including the Company’s share of both. Net of closing adjustments, the Company’s share of the proceeds was approximately $84 million following its $5 million top-off payment to the decommissioning trust fund. Ninety-eight percent of the proceeds from the sale in excess of related expenses and the Company’s post-1995 investment will be credited to the Company’s customers through CTCs. With the sale of Seabrook, the Company no longer holds an ownership interest in any operating nuclear facility.

Item 6. Exhibits and Reports on Form 8-K

Form 8-K filings

The Company filed a report on Form 8-K dated November 27, 2002, containing Item 5 of Form 8-K, “Other Events and Required FD Disclosure”.

Exhibits

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENGLAND POWER COMPANY

s/Edward A. Capomacchio
Edward A. Capomacchio, Controller,
Authorized Officer, and
Principal Accounting Officer

Date: February 12, 2003

CERTIFICATIONS

Certification of Principal Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

s/Peter G. Flynn
Peter G. Flynn
President and Chief Executive Officer

Certification of Principal Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

s/John G. Cochrane
John G. Cochrane
Vice President and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with the Quarterly Report of New England Power Company (the “Company”) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter G. Flynn, President and Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/Peter G. Flynn
Peter G. Flynn
President and Chief Executive Officer

February 12, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350

In connection with the Quarterly Report of New England Power Company (the “Company”) on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John G. Cochrane, Vice President and Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/John G. Cochrane
John G. Cochrane
Vice President and Chief Financial Officer

February 12, 2003