Form 10-Q
period 2003-12-31
NEW ENGLAND POWER CO
filed 2004-02-12
CIK 71337

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

2-26651	New England Power Company (a Massachusetts corporation) 25 Research Drive Westborough, Massachusetts 01582 508.389.2000	04-1663070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [   X   ]                      NO   [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
YES   [     ]                  NO   [   X  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 3, 2004, were as follows:

Registrant	Title	Shares Outstanding

New England Power Company	Common Stock, $20.00 par value	3,619,896
	(all held by National Grid
	USA)

NEW ENGLAND POWER COMPANY
FORM 10-Q - For the Quarter Ended December 31, 2003

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

Condensed Statements of Income and Retained Earnings and Comprehensive Income

Condensed Balance Sheets

Condensed Statements of Cash Flows

Notes to Unaudited Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signature

Exhibit Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NEW ENGLAND POWER COMPANY
Condensed Statements of Income
Periods Ended December 31
(In thousands of dollars)
(UNAUDITED)

	Three Months Nine Months
	2003	2002	2003	2002
Operating revenue, principally from affiliates	$117,208	$126,227	$342,071	$396,982
Operating expenses:
Fuel for generation	209	256	1,427	1,617
Purchased electric energy:
Contract termination and nuclear unit shutdown charges	36,383	40,624	110,082	128,246
Other	3,182	4,969	9,053	27,829
Other operation	15,202	10,672	39,542	37,851
Maintenance	4,469	5,317	11,027	17,452
Depreciation and amortization
Purchased power contract buyout and nuclear fuel amortization	16,632	13,374	49,898	41,129
Other	5,945	12,458	17,568	27,730
Taxes, other than income taxes	4,218	4,677	12,998	14,761
Income taxes	10,699	10,775	33,287	34,817
Total operating expenses	96,939	103,122	284,882	331,432
Operating income	20,269	23,105	57,189	65,550
Other income:
Equity in income of nuclear power companies	424	783	1,451	3,932
Other income (loss), net	(487)	(50)	1,922	336
Operating and other income	20,206	23,838	60,562	69,818
Interest:
Interest on long-term debt	1,416	1,967	4,506	5,860
Other interest	239	73	737	925
Total interest	1,655	2,040	5,243	6,785
Net income	$ 18,551	$ 21,798	$ 55,319	$ 63,033

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Statements of Retained Earnings
Periods Ended December 31
(In thousands of dollars)
(UNAUDITED)

	Three Months Nine Months
	2003	2002	2003	2002
Retained earnings at beginning of period	$250,884	$177,990	$214,154	$136,798
Net income	18,551	21,798	55,319	63,033
Dividends declared on cumulative preferred stock	(18)	(20)	(56)	(63)
Retained earnings at end of period	$269,417	$199,768	$269,417	$199,768

NEW ENGLAND POWER COMPANY
Condensed Statements of Comprehensive Income
Periods Ended December 31
(In thousands of dollars)
(UNAUDITED)

	Three Months Nine Months
	2003	2002	2003	2002
Net income	$ 18,551	$ 21,798	$ 55,319	$ 63,033
Unrealized gain on securities, net of tax	119	32	300	102
Comprehensive income	$ 18,670	$ 21,830	$ 55,619	$ 63,135

Per share data is not relevant because the Company’s common stock is wholly owned by National Grid USA.

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31, 2003	March 31, 2003
Assets
Utility plant, at original cost	$ 868,221	$ 842,823
Less accumulated depreciation and amortization	255,443	245,908
	612,778	596,915
Construction work in progress	12,661	12,639
	625,439	609,554
Goodwill	338,188	338,188
Investments:
Nuclear power companies, at equity (Note C)	18,433	36,749
Nonutility property and other investments	11,266	10,922
	29,699	47,671
Current assets:
Cash and cash equivalents (including $307,975 and $244,150 with affiliates)	308,053	247,678
Accounts receivable:
Affiliated companies	65,520	53,112
Others	99,913	83,657
Fuel, materials, and supplies, at average cost	3,217	1,796
Prepaid and other current assets	1,421	141
Regulatory assets – purchased power obligations	102,407	107,707
	580,531	494,091
Regulatory assets (Note B)	1,244,573	1,416,616
Deferred charges and other assets	5,596	14,697
Total assets	$2,824,026	$2,920,817

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31, 2003	March 31, 2003
Capitalization and liabilities
Capitalization:
Common stock, par value $20 per share, Authorized - 6,449,896 shares Outstanding – 3,619,896 shares	$ 72,398	$ 72,398
Other paid-in capital	731,974	731,974
Retained earnings	269,417	214,154
Accumulated other comprehensive income (loss)	70	(230)
Total common equity	1,073,859	1,018,296
Cumulative preferred stock, par value $100 per share	1,274	1,295
Long-term debt	410,296	410,291
Total capitalization	1,485,429	1,429,882
Current liabilities:
Accounts payable (including $37,056 and $22,798 to affiliates)	60,273	71,402
Accrued liabilities:
Taxes	53,189	65,311
Interest	792	357
Purchased power obligations	102,407	107,707
Other accrued expenses	5,118	4,506
Dividends payable	19	19
Total current liabilities	221,798	249,302
Deferred federal and state income taxes	239,948	258,492
Unamortized investment tax credits	7,995	8,326
Accrued Yankee nuclear plant costs	275,716	252,392
Purchased power obligations	291,615	399,699
Other reserves and deferred credits	301,525	322,724
Commitments and contingencies (Note C)
Total capitalization and liabilities	$2,824,026	$2,920,817

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Statements of Cash Flows
Periods Ended December 31
(In thousands of dollars)
(UNAUDITED)

	Nine Months
	2003	2002
Operating activities:
Net income	$ 55,319	$ 63,033
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased power contract buyout and nuclear fuel amortization	49,898	41,129
Other depreciation and amortization	17,568	27,730
Deferred income tax(tax benefit) and investment tax credits, net	(17,394)	4,054
Allowance for funds used during construction	(607)	(337)
Changes in assets and liabilities:
Increase in accounts receivable, net	(28,664)	(23,706)
Decrease (increase) in regulatory assets	121,557	(70,675)
(Increase) decrease in prepaid and other current assets	(2,682)	3,662
Decrease in accounts payable	(11,129)	(1,053)
Decrease in purchased power contract obligations	(113,384)	(118,955)
(Decrease) increase in other current liabilities	(11,075)	29,552
Increase in other non-current liabilities	2,126	75,670
Other, net	14,953	4,343
Net cash provided by operating activities	$ 76,486	$ 34,447
Investing activities:
Plant expenditures	$ (30,093)	$ (22,361)
Proceeds from the sale of generation assets	13,977	84,300
Other investing activities	82	401
Net cash (used in) provided by investing activities	$ (16,034)	$ 62,340
Financing activities:
Dividends paid on preferred stock	$ (56)	$ (66)
Stock buyback	(21)	(117)
Net cash used in financing activities	$ (77)	$ (183)
Net increase in cash and cash equivalents	$ 60,375	$ 96,604
Cash and cash equivalents at beginning of period	247,678	103,467
Cash and cash equivalents at end of period	$ 308,053	$ 200,071

Supplemental disclosures of cash flow information:
Interest paid	$ 4,061	$ 5,890
Federal and state income taxes paid	$ 64,496	$ 3,391
Dividends received from investments at equity	$ 5,776	$ 6,753

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Financial Statements

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: New England Power Company (the “Company”), in the opinion of management, has included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the interim periods presented. The March 31, 2003 condensed balance sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003. As such, the March 31, 2003 balance sheet included in this Form 10-Q is considered unaudited as it does not include all the footnote disclosures contained in the Company’s Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

Reclassifications: Certain amounts from prior years have been reclassified in the accompanying financial statements to conform to the current year presentation.

New Accounting Standard: In December 2003 the Financial Accounting Standards Board revised Statement on Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FAS 132”). The revised statement retains the disclosure requirements contained in the original statement and adds new disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. The revised FAS 132 is effective for fiscal years ending after December 15, 2003 and for interim periods beginning thereafter; accordingly it does not apply to the Company in the quarter ended December 31, 2003. FAS 132 does not change the measurement or recognition of the aforementioned plans and, as such, the adoption of this statement will not have any effect on the Company’s financial position, results of operations, or cash flows.

NOTE B — RATE AND REGULATORY ISSUES AND ACCOUNTING IMPLICATIONS

Because electric utility rates have historically been based on a utility’s costs, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. The Company applies the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (“FAS 71”), which requires regulated entities, in appropriate circumstances, to establish regulatory assets or liabilities, and thereby defer the income statement impact of certain charges or revenues because they are expected to be collected or refunded through future customer billings.

The Company has received authorization from the Federal Energy Regulatory Commission (“FERC”) to recover through a contract termination charge (“CTC”) substantially all of the costs associated with its former generating business not recovered in the divestiture. Additionally, FERC enables transmission companies to recover their specific costs of providing transmission service. Therefore, substantially all of the Company’s business, including the recovery of its stranded costs, remains under cost-based rate regulation.

Under settlement agreements, the Company is permitted to recover costs associated with its former generating investments (nuclear and nonnuclear) and related contractual commitments that were not recovered through the sale of those investments (“stranded costs”). Stranded costs are recovered from the Company’s wholesale customers with whom it has settlement agreements through a CTC which the affiliated former wholesale customers recover through delivery charges to distribution customers. The Company earns a return on equity (“ROE”) of approximately 9.7 percent on stranded cost recovery. Most stranded costs will be fully recovered through CTCs by the end of 2010. The Company’s stranded cost obligation related to the above-market cost of purchased power contracts and nuclear decommissioning costs are recovered through the CTC as such costs are actually incurred. The Company, under certain settlement agreements, earns incentives based on successful mitigation of its stranded costs and these incentives supplement the Company’s ROE.

As a result of applying FAS 71, the Company has recorded a regulatory asset for the costs that are recoverable from customers through CTCs. At December 31, 2003 and March 31, 2003 this amounted to approximately $1.2 billion and $1.3 billion, respectively, including $0.7 billion and $0.8 billion, respectively, related to the above-market costs of purchased power contracts, $0.3 billion and $0.3 billion, respectively, related to accrued nuclear plant costs, and $0.2 billion and $0.2 billion, respectively, related to other net regulatory assets.

In conjunction with the divestiture of its generating business, the Company transferred its entitlement to power procured under several long-term contracts (the “Contracts”) to US Gen New England Inc. (“USGen”), Constellation Power Source, Inc. and Transcanada Power Marketing Ltd. (the “Buyers”). The Buyers agreed to fulfill the Company’s performance and payment obligations under the Contracts. At the same time the Company agreed to pay the Buyers a fixed amount monthly for the above-market cost of the Contracts. Annually these fixed payments by the Company average approximately $103 million through December 2007 decreasing to approximately $9 million and $2 million, respectively, in 2008 and 2009. The net present value of these fixed monthly payments is recorded as a liability with an equal balance recorded in regulatory assets representing the future collection of the liability from ratepayers. At December 31, 2003 and March 31, 2003 the net present value of the liability for the fixed monthly payment is approximately $394 million and $507 million, respectively.

On July 8, 2003, PG&E National Energy Group (USGen’s parent company) and USGen separately filed for bankruptcy protection. In the event that the bankruptcy court relieved USGen from meeting its obligations under the purchased power transfer agreement (the “Transfer Agreement”), the Company would resume the performance and payment obligations under the Contracts. At that point the Company would remove a $349 million liability and a corresponding regulatory asset from its balance sheet. To date USGen continues to perform under the Transfer Agreement. Resumption of the performance payment obligations in the case of a default by USGen would not materially affect the results of operations, as the Company would continue to pass the above-market cost of the Contracts to customers through a CTC.

Separate from the Transfer Agreement, USGen asked the bankruptcy court to relieve it of obligations under Hydro Quebec transmission line agreements (“HQ Contracts”) under which it was obligated to reimburse the Company for monthly costs of approximately $1 million. USGen and the Company entered into a stipulation under which USGen will reimburse the Company through April 1, 2004, and beginning on April 2, 2004 the Company will resume performance and payment under the HQ Contracts. The Company will have a claim against USGen in bankruptcy for its damages. The Company’s resumption of performance and payment obligations will not affect the results of operations, as the Company, after the collection of damages, will be able to recover any remaining costs from customers.

NOTE C — COMMITMENTS AND CONTINGENCIES

Yankee Nuclear Power Companies: The Company has minority interests in three nuclear generating companies: Yankee Atomic, Connecticut Yankee and Maine Yankee (together, the “Yankees”). These ownership interests are accounted for on the equity method. The Yankees own nuclear generating units that have been permanently retired and are conducting decommissioning operations. The Company has power contracts with each of the Yankees that require the Company to pay an amount equal to its share of total fixed and operating costs of the plant plus a return on equity. The Company’s share of the expenses of the Yankees is accounted for in “Purchased electric energy” on the income statement.

The Company has recorded a liability and a regulatory asset reflecting the estimated future decommissioning costs from the Yankees. These estimates include the projected costs of decontaminating and dismantling the units, spent fuel storage, security, and liability and property insurance, as well as other costs. Estimated total decommissioning costs are recovered in rates regulated by the FERC. The decommissioning costs that are actually incurred by the Yankees may exceed the estimated amounts, perhaps substantially. (For a more detailed discussion of Yankee decommissioning costs, see Note D “Commitments and Contingencies”, in Item 8. Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.) During the quarter ended December 31, 2003 Connecticut Yankee increased its aggregate decommissioning cost estimate to reflect the expense of replacing Bechtel Power Corporation as its principal contractor and transitioning to self-performance. The Company’s share of the additional cost is approximately $52 million. Under settlement agreements, the Company is permitted to recover all prudently incurred decommissioning costs through CTCs.

Decommissioning Collections: Each of the Yankees has established a trust fund, or escrow fund, into which its owners make payments to meet the projected costs of decommissioning. In order to collect the costs of decommissioning the Yankees are required to file rate cases periodically with FERC. The rate filings present the Yankees’ estimates of future decommissioning costs for FERC approval. Yankee Atomic ceased decommissioning collections in June 2000. Subsequently, it filed for a rate increase, which the FERC allowed to become effective June 5, 2003, subject to refund, and it has resumed making decommissioning collections. The Yankee Atomic rate case was approved by the FERC on October 2, 2003. Maine Yankee filed a rate case on October 20, 2003, and Connecticut Yankee is required to file a case within the next six months. (For a more detailed discussion of decommissioning collections, see Note D “Commitments and Contingencies”, in Item 8. Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.)

Bechtel Dispute: On June 13, 2003, Connecticut Yankee terminated its firm fixed price contract with Bechtel Power Corporation, its decommissioning operations contractor, alleging various defaults of Bechtel’s obligations. Bechtel then filed a lawsuit in Connecticut Superior Court against Connecticut Yankee alleging breach of contract and other claims seeking compensatory and punitive damages.  Connecticut Yankee has filed a counterclaim against Bechtel and intends to defend itself against Bechtel’s claims vigorously.  Connecticut Yankee intends to also pursue its rights under the $36 million performance bond supplied by Bechtel’s surety, if necessary.  Following the contract termination, Connecticut Yankee commenced self-performance of the decommissioning work.

As part of its transition into self-performance, Connecticut Yankee has updated its 2003 cost estimate to reflect the substantial increase in cost resulting from Bechtel’s termination. These developments may delay the progress of decommissioning the Connecticut Yankee power plant. In addition, Connecticut Yankee is required to file its updated cost estimate with the FERC no later than July 1, 2004, and is preparing for this submittal which will include a rate increase request. The Company does not believe that Connecticut Yankee’s dispute with Bechtel will have a material impact on the Company’s results of operations or financial position.

DOE Dispute: The Nuclear Waste Policy Act of 1982 (the “Act”) establishes that the federal government, through the Department of Energy (“DOE”), is responsible for the disposal of spent nuclear fuel. The DOE has failed to meet its obligations under the Act to commence disposal of spent nuclear fuel by January 1998. Several lawsuits have been brought in the federal Court of Claims against the DOE by the Yankees and numerous other utilities and state regulatory commissions. Three federal Court of Claims judges have issued rulings rejecting the principle portions of the DOE’s motions for summary judgment and, in effect, ordering that the case proceed to trial. (For a more detailed discussion of the DOE dispute, see Note D “Commitments and Contingencies”, in Item 8. Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.) As an interim measure until the DOE meets its contractual obligations to dispose of the spent fuel, the Yankees have constructed independent spent fuel storage installations located at the plant sites.

Divested Nuclear Unit: The Company had a 23.9 percent equity investment in the Vermont Yankee Nuclear Power Corporation (“Vermont Yankee”) as of September 30, 2003, which it redeemed on November 7, 2003. Vermont Yankee formerly owned Vermont Yankee Nuclear Generating station (the “Station”). It sold the Station to Entergy Vermont Yankee LLC in July 2002. Following regulatory approvals, on October 27, 2003, Vermont Yankee distributed to its owners including the Company a majority of the proceeds from the sale after payment of outstanding debt and other obligations. On November 7, 2003, Vermont Yankee repurchased from the Company all of the Company’s equity in Vermont Yankee. (For a more detailed discussion of the sale of the Station, see Note D “Commitments and Contingencies”, in Item 8. Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.)

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

The Company has been named as a potentially responsible party (“PRP”) by either the U.S. Environmental Protection Agency or the Massachusetts Department of Environmental Protection for several sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against the Company regarding hazardous waste cleanup. The Company is currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that it may be held responsible for remediating. Some of these sites relate to the disposal of ash from fossil fuel generating plants formerly owned by the Company.

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

Town of Norwood Dispute: From 1983 until 1998, the Company was the wholesale power supplier for the Town of Norwood (“Norwood”). In April 1998, Norwood began taking power from another supplier. Pursuant to a tariff amendment approved by the FERC in May 1998, the Company has been assessing Norwood a CTC. Through December 31, 2003, the charges assessed to Norwood amount to approximately $72 million, all of which remain unpaid.

The Company filed a collection action in Massachusetts Superior Court (“Superior Court”). In March 2001, the Superior Court ordered Norwood to pay the Company approximately $27 million including interest, for unpaid CTC bills through January 31, 2001, and affirmed Norwood’s continuing obligation to make a monthly CTC payment to the Company of approximately $600,000, plus interest. Norwood appealed the order in April 2001, and the Court of Appeals affirmed the Superior Court’s order in October 2003. Norwood filed a petition for review with the Supreme Judicial Court in November 2003, which was denied on November 25, 2003.

On December 17, 2003, the Superior Court entered judgment for the Company in the amount of approximately $40.6 million, for damages up to January 31, 2001, plus interest on those damages to December 17, 2003. On December 24, 2003, the Company moved to increase the judgment by approximately $2.7 million, to adjust for computational errors. Norwood has moved to void the judgment and/or stay its enforcement pending completion of the FERC proceeding described below. It has also announced its intention to file a petition for certiorari with the U.S. Supreme Court.

Pending the appeal, Norwood had entered into a consent order to establish a segregated account for the benefit of the Company in the amount of approximately $14 million and to make regular additions to the account. As reported by Norwood, the amount in the escrow account was approximately $25 million as of April 30, 2003.

In December 2002, Norwood filed a complaint with the FERC, challenging the CTC on multiple grounds. In an order dated July 2, 2003, the FERC granted the Company’s motion to dismiss those portions of Norwood’s complaint that were previously litigated before FERC and the federal district court. The FERC set down for hearing Norwood’s challenge to the factors used to calculate the CTC rate for Norwood, noting that Norwood bears the burden of proof on that challenge. The FERC set a refund effective date of February 21, 2003, which empowers the FERC to direct the Company to refund the CTC payments that were billed to and paid by Norwood after that date, or to adjust Norwood’s liability for unpaid charges billed after that date, in the event that Norwood’s challenge is successful. The FERC’s administrative law judge set a hearing date of March 29, 2004 to consider Norwood’s challenge to the CTC rate, and the judge is expected to issue an initial decision in May 2004. This decision will be subject to review by the FERC. To date, Norwood has not paid any CTC bills rendered by the Company since their commencement in May 1998.

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

NOTE D — SEGMENTS

The Company’s reportable segments are electric transmission and electric other (primarily stranded cost recovery, see Note B – “Rate and Regulatory Issues and Accounting Implications”). The Company is engaged principally in the business of electric power transmission. Certain information regarding the Company's segments is set forth in the following table. General corporate expenses, property common to both segments and depreciation on such common property have been allocated to the segments based on labor or plant using a percentage derived from total labor or plant dollars charged directly to certain operating expense accounts or certain plant accounts. Corporate assets consist primarily of other property and investments, cash and unamortized debt expense.

	Quarter ended December 31,
(In millions)	2003			2002
	Electric transmission	Electric other	Total	Electric transmission	Electric other	Total
Operating revenues	$48	$69	$117	$41	$85	$126
Operating income before income taxes	19	12	31	17	17	34
Depreciation and amortization	5	-	5	4	4	8
Amortization of stranded costs	-	18	18	-	18	18

	Nine months ended December 31,
(In millions)	2003			2002
	Electric transmission	Electric other	Total	Electric transmission	Electric other	Total
Operating revenues	$133	$209	$342	$123	$273	$396
Operating income before income taxes	57	33	90	55	45	100
Depreciation and amortization	14	-	14	13	8	21
Amortization of stranded costs	-	53	53	-	48	48

	Total assets at:
(In millions)	December 31, 2003	March 31, 2003
Electric transmission	$1,212	$1,076
Electric other	1,276	1,551
Corporate assets	336	294
Total	$2,824	$2,921

NOTE E — VOLUNTARY EARLY RETIREMENT OFFERS

In the quarter ended December 31, 2003, enrollment periods ended with respect to two voluntary early retirement offers (“VEROs”) made by National Grid USA. The VEROs will not affect the Company’s results of operations, as the Company will recover the related expenses through cost recovery mechanisms.

The first VERO was made to eligible non-union employees in New York and New England in areas including transmission, retail operations (in New England), and corporate administrative functions such as finance, human resources, legal, and information technology. The majority of enrollees will retire by November 1, 2004, with the remainder retiring by November 1, 2007. In the quarter ended December 31, 2003, the cost of this VERO to the Company was approximately $5 million.

The second VERO was made to eligible union employees in New England, with the enrollees retiring in two groups. The first group retired on or before February 1, 2004. The second group will be released over a four-year period from February 1, 2004 to January 1, 2008. In the quarter ended December 31, 2003, the cost of this VERO to the Company was approximately $2 million.

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

FERC PROCEEDINGS

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

Generator Interconnections:  On July 24, 2003, FERC issued final rules seeking to standardize the procedures and contractual arrangements for new generators with capacities over 20MW to interconnect to the transmission grid. Regional transmission organizations (“RTOs”), independent system operator (“ISOs”) and individual transmission owners in the affected regions were required to make compliance filings by January 20, 2004. The Company has sought rehearing of various aspects of these rules which could have materially adverse impacts on the Company, and it is actively working in the regional stakeholder process to implement the rules in a manner that will mitigate such adverse impacts.  In particular, the rules appear to require the implementation of pro forma agreements for generator interconnections without recognizing the Company’s rights under the Federal Power Act to set the rates, terms and conditions of access to its transmission facilities and without clearly delineating the rights and obligations of the Company relative to an ISO or an RTO and relative to neighboring control areas that might be affected by the interconnection.  In addition, FERC issued a formal notice of proposed rulemaking (“NOPR”) for special rules governing the interconnection of generators with capacities under 20MW.

On January 20, 2003, the New England Power Pool made a compliance filing covering the generator interconnections to pool transmission facilities (“PTFs”) including those owned by the Company. Concurrent with that filing, the Company filed jointly with other New England transmission owners a compliance filing to address interconnections to non-PTFs. In both of these filings, NEPOOL and the New England transmission owners sought authority to implement variations from FERC’s pro forma agreement and procedures, primarily to reflect current practices but also to address concerns similar to those raised by the Company on rehearing. In particular, the filing sought variations with respect to cost allocation, standards for interconnection, authority to file amendments to the pro forma documents and specific interconnection agreements, and other issues. It is unclear whether these changes will be accepted by FERC or whether FERC may require revisions to the compliance filings.

Regional Transmission Organizations: Transmission owners, including the Company, and ISO-New England have filed with FERC for approval of a New England RTO that complies with FERC’s Order 2000 minimum functions and characteristics, including independence from the market. The filing includes an RTO transmission tariff which would govern the recovery of the Company’s transmission revenues. The proposed tariff continues to provide for a formula rate for the recovery of the Company’s transmission expenses. The filing parties have requested that the RTO tariff and related agreements be made effective on or after March 1, 2004 on a date to be designated by transmission owners and the RTO. This filing has received substantial protest from state commissions and other New England stakeholders. The New England transmission owners and ISO-New England have filed a response seeking FERC approval of the proposal without further procedural hurdles, such as hearings or mediation.

Rate Filing: Transmission owners in New England, including the Company, have filed with FERC to increase their allowed return on equity in transmission rates. The filing has three components. First, transmission owners seek an increased return on equity of 12.8%. Second, transmission owners seek an additional 0.5% return on equity for joining the RTO which they have separately proposed to FERC. Third, transmission owners seek an additional 1% equity return on new transmission investment that is constructed pursuant to an approved RTO plan. The increased returns are requested to take effect on the same date that the RTO becomes effective, on or after March 1, 2004 on a date to be designated by transmission owners and the RTO. This filing has received substantial protest from state commissions and other New England stakeholders. The New England transmission owners have filed a response seeking FERC approval of the proposal without further procedural hurdles, such as hearings or mediation.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies are based on assumptions and conditions that, if changed, could have a material effect on the financial condition, results of operations and liquidity of the Company. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Critical Accounting Policies” for a detailed discussion of these policies.

RESULTS OF OPERATIONS

EARNINGS

Net income for the quarter and nine months ended December 31, 2003, decreased by approximately $3 million and $8 million, respectively, compared with the same periods in 2002. The reduction was due primarily to decreased mitigation incentives and reduced return on contract termination charges (“CTCs”) compared with the same periods in 2002. Also contributing to the decrease was reduced equity income from nuclear generation due to the sale of Vermont Yankee in July 2002. These decreases were partially offset by increased transmission earnings during the quarter and nine months ended December 31, 2003 as compared to the same periods in 2002.

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

Operating revenue for the quarter and nine months ended December 31, 2003, decreased approximately $9 million and $55 million, respectively, compared to the same periods in 2002. The primary reason for the decrease was reduced sales of power received from Vermont Yankee and Seabrook during the quarter and nine months ended December 31, 2003. The decrease is also related to reduced CTC revenue due to fully reconciling true-up mechanisms that allow the Company to adjust revenues proportionately with correlating expenses. In addition, reduced mitigation incentives under the CTC contributed to the reduction in operating revenue.

OPERATING EXPENSES

Operating expenses for the quarter and nine months ended December 31, 2003, decreased approximately $6 million and $47 million, respectively, compared with the same periods in 2002. The following paragraphs describe the respective decreases.

Purchased power expense for the quarter and nine months ended December 31, 2003, decreased approximately $6 million and $37 million, respectively, compared with the same periods in 2002. The decrease was primarily caused by the inclusion of purchased power expense from Vermont Yankee during the four months ended July 31, 2002 as compared with the same period in 2003. The Vermont Yankee generating station was sold in July 2002. Also contributing to the decreases were reduced ongoing payments for purchased power during the quarter and nine months ended December 31, 2003 as compared with the same periods in 2002, due to the November 2002 buyout of a purchased power contract. Partially offsetting the decreases was an increase in purchased power expenses due to the resumption of decommissioning billings by Yankee Atomic in June 2003.

Operation and maintenance expense for the quarter ended December 31, 2003, increased approximately $4 million compared with the same period in 2002. The increase was primarily caused by the costs of the early retirements disclosed in Note E “Voluntary Early Retirement Offers” in Item 1. Other operation and maintenance expense for the nine months ended December 31, 2003 decreased approximately $5 million compared with the same period in 2002. The decrease was due primarily to the inclusion of expenses from Seabrook during the nine months ended December 31, 2002 as compared with the same periods in 2003. Seabrook was sold in November 2002. (For a more detailed discussion of the Seabrook sale, see Note D “Commitments and Contingencies”, in Item 8. Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.) Partially offsetting the decrease for the nine months ended December 31, 2003 as compared with the same period in 2002 were increased costs due to the voluntary early retirement offers described above.

Purchased power contract buyout and nuclear fuel amortization expense for the quarter and nine months ended December 31, 2003, increased approximately $3 million and $9 million, respectively, compared with the same periods in 2002. The increases were due primarily to scheduled purchased power contract buyout cost increases based upon rate agreements. The increases were partially offset by the elimination of nuclear fuel amortization cost during the quarter and nine months ended December 31, 2003, as compared with the same periods in 2002, due to the sale of Seabrook in November 2002.

Other depreciation and amortization expense for the quarter and nine months ended December 31, 2003, decreased approximately $7 million and $10 million, respectively, compared with the same periods in 2002. The decrease was due primarily to reduced decommissioning expenses as a result of the sale of Seabrook in November 2002.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003 the Company’s principal sources of liquidity included cash and cash equivalents of approximately $308 million and accounts receivable of $159 million. The Company has a working capital balance of approximately $352 million.

Net cash flows provided by operating activities for the nine months ended December 31, 2003, was approximately $76 million.

Net cash flows used in investing activities for the nine months ended December 31, 2003, increased approximately $78 million compared with same period in 2002, primarily due to the sale of the Seabrook nuclear plant in November 2002.

At December 31, 2003, the Company had no short-term debt outstanding. The Company has regulatory approval to issue up to $375 million of short-term debt. National Grid USA and certain subsidiaries, including the Company, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

At December 31, 2003, the Company had lines of credit and standby bond purchase facilities with banks totaling $439 million which is available to provide liquidity support for $410 million of the Company’s long-term bonds in tax-exempt commercial paper mode, and for other corporate purposes. The Company's line of credit expires and is renewed each December. The Company's standby bond purchase facility expires and is renewed each September. There were no borrowings under these lines of credit at December 31, 2003. Fees are paid on the lines and facilities in lieu of compensating balances.

Utility Plant Expenditures: Cash expenditures for the Company for utility plant totaled approximately $30 million for the nine months ended December 31, 2003, and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internal funds.

The Company’s total capital requirements consist of amounts for its maturing debt issues, purchased power commitments and operating leases. (For a more detailed discussion of “Capital requirements” see “Liquidity and Capital Resources”, in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: The Company’s major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt. At December 31, 2003, the Company’s tax exempt variable rate long-term debt had a carrying value of approximately $410 million. While the ultimate maturity dates of the underlying loan agreements range from 2015 through 2022, this debt is issued in tax exempt commercial paper mode. The various components that comprise this debt are issued for periods ranging from one day to 270 days, and are remarketed through remarketing agents at the conclusion of each period. The weighted average variable interest rate for the nine months ended December 31, 2003, was approximately 1.17 percent.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company is made known to management by others within those entities, particularly during the period in which this report is being prepared. The Company maintains a Disclosure Committee, which is made up of several key management employees and which reports directly to the Chief Financial Officer and President. The Disclosure Committee monitors and evaluates these disclosure controls and procedures. The Chief Financial Officer and President have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, it was determined that these disclosure controls and procedures were effective in providing reasonable assurance during the period covered in this report. During the most recent fiscal quarter, there were no changes in internal control over financial reporting that could materially affect internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Town of Norwood: The Company has been engaged in collection litigation against the Town of Norwood before the Massachusetts courts, as described in the Company’s Form 10-K for the fiscal year ended March 31, 2003. In October 2003, the Massachusetts Court of Appeals affirmed the Massachusetts Superior Court’s order that Norwood pay the Company approximately $27 million including interest and meet its obligation to make a monthly contract termination charge payment to the Company of approximately $600,000, plus interest. Norwood filed an appeal with the Supreme Judicial Court in November 2003, which was denied on November 25, 2003. On December 17, 2003, the Superior Court entered judgment for the Company in the amount of approximately $40.6 million, for damages up to January 31, 2001, plus interest on those damages to December 17, 2003. On December 24, 2003, the Company moved to increase the judgment by approximately $2.7 million, to adjust for computational errors. Norwood has moved to void the judgment and/or stay its enforcement pending completion of the proceeding before the Federal Energy Regulatory Commission, which is described in the Company’s previous filings. Norwood has also announced its intention to file a petition for certiorari with the U.S. Supreme Court.

For a discussion of other pending legal proceedings, see Note C, Commitments and Contingencies, in Part I, Item 1. Unaudited Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibit index is incorporated herein by reference.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2003 to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENGLAND POWER COMPANY

Date: February 12, 2004	By	/s/ Edward A. Capomacchio
Edward A. Capomacchio Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications