Form 10-Q
period 2004-09-30
NEW ENGLAND POWER CO
filed 2004-11-12
CIK 71337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2004, were as follows:

Registrant	Title	Shares Outstanding

New England Power Company	Common Stock, $20.00 par value (all held by National Grid USA)	3,619,896

NEW ENGLAND POWER COMPANY
FORM 10-Q - For the Quarter Ended September 30, 2004

PAGE

PART I - FINANCIAL INFORMATION

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signature

Exhibit Index

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NEW ENGLAND POWER COMPANY
Condensed Statements of Income
Periods Ended September 30
(In thousands of dollars)
(UNAUDITED)

	Three Months Six Months
	2004	2003	2004	2003
Operating revenue, principally from affiliates	$ 110,983	$ 114,235	$ 224,902	$ 224,863
Operating expenses:
Purchased electric energy:
Contract termination and nuclear unit shutdown charges	35,081	37,424	71,819	73,013
Other	3,532	5,060	7,684	7,774
Other operation	14,599	11,914	29,124	24,340
Maintenance	2,677	4,314	4,599	6,558
Amortization of stranded costs	17,334	18,053	35,001	36,105
Depreciation and amortization	4,910	4,723	9,700	8,785
Taxes, other than income taxes	4,503	4,341	8,796	8,780
Income taxes	9,744	10,420	21,070	22,588
Total operating expenses	92,380	96,249	187,793	187,943
Operating income	18,603	17,986	37,109	36,920
Other income:
Equity in income of nuclear power companies	194	529	587	1,027
Other income (loss), net	(287)	1,328	123	2,409
Operating and other income	18,510	19,843	37,819	40,356
Interest:
Interest on long-term debt	1,773	1,474	3,247	3,090
Other interest	226	310	440	498
Total interest	1,999	1,784	3,687	3,588
Net income	$ 16,511	$ 18,059	$ 34,132	$ 36,768

Per share data is not relevant because the Company’s common stock is wholly owned by National Grid USA.

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Statements of Retained Earnings
Periods Ended September 30
(In thousands of dollars)
(UNAUDITED)

	Three Months Six Months
	2004	2003	2004	2003
Retained earnings at beginning of period	$ 226,921	$ 232,843	$ 209,319	$ 214,154
Net income	16,511	18,059	34,132	36,768
Dividends declared on cumulative preferred stock	(19)	(18)	(38)	(38)
Retained earnings at end of period	$ 243,413	$ 250,884	$ 243,413	$ 250,884

NEW ENGLAND POWER COMPANY
Condensed Statements of Comprehensive Income
Periods Ended September 30
(In thousands of dollars)
(UNAUDITED)

	Three Months Six Months
	2004	2003	2004	2003
Net income	$ 16,511	$ 18,059	$ 34,132	$ 36,768
Unrealized gain(loss) on securities, net of tax	23	15	(13)	180
Comprehensive income	$ 16,534	$ 18,074	$ 34,119	$ 36,948

Per share data is not relevant because the Company's common stock is wholly owned by National Grid USA.

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	September 30, 2004	March 31, 2004
Assets
Utility plant, at original cost	$ 931,020	$ 878,824
Less accumulated depreciation and amortization	247,230	240,203
	683,790	638,621
Construction work in progress	20,627	12,852
	704,417	651,473
Goodwill	338,188	338,188
Investments:
Nuclear power companies, at equity (Note C)	17,300	18,305
Non-utility property and other investments	12,174	11,290
	29,474	29,595
Current assets:
Cash and cash equivalents (including $293,950 and $229,400 with affiliates)	294,310	229,716
Accounts receivable:
Affiliated companies	47,642	51,131
Others (less reserves of $153 and $153)	97,917	104,338
Fuel, materials, and supplies, at average cost	3,153	2,054
Prepaid and other current assets	1,005	1,370
Deferred federal and state income taxes	111	202
Regulatory assets – purchased power obligations	105,178	105,011
	549,316	493,822
Regulatory assets (Note B)	1,026,167	1,134,382
Additional minimum pension regulatory asset	62,454	62,454
Prepaid pension asset	49,097	47,245
Deferred charges and other assets	4,252	5,374
Total assets	$ 2,763,365	$ 2,762,533

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	September 30, 2004	March 31, 2004
Capitalization and liabilities
Capitalization:
Common stock, par value $20 per share, Authorized - 6,449,896 shares Outstanding - 3,619,896 shares	$ 72,398	$ 72,398
Other paid-in capital	731,974	731,974
Retained earnings	243,413	209,319
Accumulated other comprehensive income	74	87
Total common equity	1,047,859	1,013,778
Cumulative preferred stock, par value $100 per share	1,274	1,274
Long-term debt	410,300	410,297
Total capitalization	1,459,433	1,425,349
Current liabilities:
Accounts payable (including $31,440 and $34,814 to affiliates)	58,872	59,620
Accrued liabilities:
Taxes	28,438	18,337
Interest	655	532
Purchased power obligations	105,178	105,011
Other accrued expenses	7,724	3,216
Dividends payable	19	19
Total current liabilities	200,886	186,735
Deferred federal and state income taxes	229,343	234,054
Unamortized investment tax credits	7,666	7,885
Additional minimum pension liability	39,952	39,952
Accrued Yankee nuclear plant costs	250,993	269,997
Purchased power obligations	245,448	293,296
Other reserves and deferred credits	329,644	305,265
Commitments and contingencies (Note C)
Total capitalization and liabilities	$ 2,763,365	$ 2,762,533

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Statements of Cash Flows
Periods Ended September 30
(In thousands of dollars)
(UNAUDITED)
	Six Months
(In thousands)	2004	2003
Operating activities:
Net income	$ 34,132	$ 36,768
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased power contract buyout and stranded cost amortization	35,001	36,105
Other depreciation and amortization	9,700	8,785
Deferred income tax(tax benefit) and investment tax credits, net	(3,345)	(6,593)
Allowance for funds used during construction	(377)	(420)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	9,910	(13,608)
Decrease in regulatory assets	71,470	85,108
(Increase) decrease in prepaid and other current assets	(86)	(2,254)
Decrease in accounts payable	(748)	(7,633)
Decrease in purchased power contract obligations	(47,681)	(66,350)
Increase in other current liabilities	10,308	25,876
Decrease in other non-current liabilities	(27,132)	(21,414)
Other, net	(762)	4,703
Net cash provided by operating activities	$ 90,390	$ 79,073
Investing activities:
Plant expenditures	$ (25,758)	$ (18,933)
Other investing activities	-	347
Net cash used in investing activities	$ (25,758)	$ (18,586)
Financing activities:
Dividends paid on preferred stock	$ (38)	$ (38)
Preferred stock buyback	-	(21)
Net cash used in financing activities	$ (38)	$ (59)
Net increase in cash and cash equivalents	$ 64,594	$ 60,428
Cash and cash equivalents at beginning of period	229,716	247,678
Cash and cash equivalents at end of period	$ 294,310	$ 308,106

Supplemental disclosures of cash flow information:
Interest paid	$ 3,565	$ 2,878
Federal and state income taxes paid	$ 16,964	$ 4,045
Dividends received from investments at equity	$ 1,653	$ 2,829

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Financial Statements

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: New England Power Company (the Company or NEP), in the opinion of management, has included all adjustments (which include normal recurring adjustments) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The March 31, 2004 condensed balance sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. As such, the March 31, 2004 balance sheet included in this Form 10-Q is considered unaudited as it does not include all the footnote disclosures contained in the Company’s Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

Paragraph 40 of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that presently enacted changes in laws impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under FAS 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of this Act.

In May 2004, the Financial Accounting Standards Board issued Staff Position 106-2 (FAS 106-2) providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Company adopted the provisions of FAS 106-2 on July 1, 2004. The Company recorded the effects of the subsidy in measuring its net periodic postretirement benefit cost for the three months ended September 30, 2004. This resulted in a reduction of $7 million in the Company's accumulated postretirement benefit obligation (APBO) for the subsidy related to benefits attributed to past service. The subsidy resulted in a reduction of $213,000 in the Company's current period net periodic postretirement benefit costs for the three months ended September 30, 2004, which will be credited to customers. See Note E – “Employee Benefits.”

NOTE B — RATE AND REGULATORY ISSUES

The Company’s financial statements conform to generally accepted accounting principles in the USA (GAAP), including the accounting principles for rate regulated entities with respect to its regulated operations. Because electricity rates have historically been based on a utility's costs, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. The Company applies the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (FAS 71), which requires regulated entities, in appropriate circumstances, to establish regulatory assets or liabilities, and thereby defer the income statement impact of certain charges or revenues because they are expected to be collected or refunded through future customer billings.

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

Under settlement agreements approved by the appropriate commissions, the Company is permitted to recover costs associated with its former generating investments (nuclear and nonnuclear) and related contractual commitments that were not recovered through the sale of those investments (stranded costs). Stranded costs are recovered from the Company’s wholesale customers with whom it has settlement agreements through a CTC which the affiliated former wholesale customers recover through delivery charges to distribution customers. The Company earns a return on equity (ROE) of approximately 9.7 percent on stranded cost recovery. Most stranded costs will be fully recovered through CTCs by the end of 2010. The Company’s stranded cost obligation related to the above-market cost of purchased power contracts and nuclear decommissioning costs are recovered through the CTC as such costs are actually incurred. The Company, under certain settlement agreements, earns incentives based on successful mitigation of its stranded costs and these incentives supplement the Company’s ROE.

As a result of applying FAS 71, the Company has recorded net regulatory assets for the costs that are recoverable from customers through CTCs. At September 30, 2004 and March 31, 2004 this amounted to approximately $1.0 billion and $1.1 billion, respectively, including $0.6 billion and $0.6 billion, respectively, related to the above-market costs of purchased power contracts, $0.2 billion and $0.3 billion, respectively, related to accrued nuclear plant costs, and $0.2 billion and $0.2 billion, respectively, related to other net regulatory assets.

In conjunction with the divestiture of its generating business, the Company transferred its entitlement to power procured under several long-term contracts (the Contracts) to USGen New England, Inc. (USGen), Constellation Power Source, Inc. and Transcanada Power Marketing Ltd. (the Buyers). The Buyers agreed to fulfill the Company’s performance and payment obligations under the Contracts. At the same time the Company agreed to pay the Buyers a fixed amount monthly for the above-market cost of the Contracts. Annually these fixed payments by the Company average approximately $106 million through December 2007 decreasing to approximately $12 million for 2008 then decreasing to approximately $3 million annually from 2009 to 2014. The net present value of these fixed monthly payments is recorded as a liability with an equal balance recorded in regulatory assets representing the future collection of the liability from ratepayers. At September 30, 2004 and March 31, 2004, the net present value of the liability for the fixed monthly payment was approximately $351 million and $398 million, respectively.

On July 8, 2003, PG&E National Energy Group (USGen’s parent company) and USGen separately filed for bankruptcy protection. In the event that the bankruptcy court relieved USGen from meeting its obligations under the purchased power transfer agreement (the Transfer Agreement), the Company would resume the performance and payment obligations under the Contracts. At that point the Company would remove the liability and corresponding regulatory asset for the above-market cost of the contracts from its balance sheet. At September 30, 2004, the Company’s capitalized cost of the above-market portion of the Contracts that are with USGen was approximately $290 million. To date USGen continues to perform under the Transfer Agreement. Resumption of the performance payment obligations in the case of a default by USGen would not materially affect the results of operations, as the Company would continue to pass the above-market cost of the Contracts to customers through a CTC.

Separate from the Transfer Agreement, USGen asked the bankruptcy court to relieve it of obligations under Hydro Quebec transmission line agreements (HQ Contracts) under which it was obligated to reimburse the Company for monthly costs of approximately $1 million. USGen and the Company entered into a stipulation under which USGen continued to reimburse the Company through April 1, 2004. As of April 2, 2004, the Company resumed performance and payment under the HQ Contracts. The Company has a claim against USGen in bankruptcy for its damages. The Company’s resumption of performance and payment obligations will not affect the results of operations, as the Company will be able to recover any remaining costs through CTCs from its customers.

In September 2004, USGen asked the bankruptcy court to approve bidding procedures for the proposed sales of three former NEP-owned fossil generating units and its hydroelectric generating units. In neither transaction would the buyer assume certain integrated contracts, including the Transfer Agreement. NEP has opposed the bidding procedures in both sales. Management cannot predict the outcome of the bankruptcy proceeding or the likelihood or amount of NEP’s recovery on any claims or potential claims against USGen.

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

	The Company’s Investment as of September 30, 2004			Future Estimated Billings to the Company
Unit	%	$(millions)	Date Retired	$(millions)
Yankee Atomic	34.5	0.3	Feb 1992	50
Connecticut Yankee	19.5	8.4	Dec 1996	123
Maine Yankee	24.0	8.6	Aug 1997	78

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

Future estimated billings from the Yankees are based upon decommissioning cost estimates. These estimates include the projected costs of decontaminating the units as required by the Nuclear Regulatory Commission (NRC), dismantling the units, spent fuel storage, security, and liability and property insurance, as well as other costs. The decommissioning costs that are actually incurred by the Yankees may exceed the estimated amounts, perhaps substantially. Future Estimated Billings listed in the table above include increases that the Yankees made to their cost estimates beginning in the third quarter of fiscal 2003 and continuing through fiscal 2004 to reflect projected future increases in security and insurance costs and other expenses. NEP’s share of these increases is approximately $162 million. Under settlement agreements, NEP is permitted to recover prudently incurred decommissioning costs through CTCs.

Decommissioning Collections: Each of the Yankees has established a trust fund, or escrow fund, to meet the projected costs of decommissioning. In order to collect the costs of decommissioning from their purchasers (including NEP), the Yankees are required to file rate cases periodically with FERC. The rate filings present the Yankees’ estimates of future decommissioning costs for FERC approval. Yankee Atomic ceased decommissioning collections in June 2000. Subsequently, it filed for a rate increase, and received final approval from the FERC on October 2, 2003. Maine Yankee filed a rate case on October 20, 2003 and received final approval from the FERC on September 16, 2004. Connecticut Yankee filed a rate case with the FERC on July 1, 2004, seeking a rate increase of approximately $76 million per year through 2010, of which NEP’s share would be approximately $15 million per year. This amount is included in the $162 million increase for all of the Yankees mentioned above.

Intervention in Connecticut Yankee Rate Filing: The Connecticut Department of Public Utility Control and the Connecticut Office of Consumer Counsel (together, the Department) intervened at FERC requesting that FERC reject Connecticut Yankee’s rate filing, or in the alternative, disallow a portion of the requested rate increase on the ground that certain of the costs were imprudently incurred. Bechtel Power Corporation and three New England states have also intervened, asserting that certain of these costs are imprudent and should be disallowed. FERC has accepted Connecticut Yankee’s rate filing and suspended the effectiveness of the proposed new rates until February 1, 2005, to be collected subject to refund.

Challenge to Connecticut Yankee Recovery: On June 10, 2004, before Connecticut Yankee filed its rate case with the FERC, the Department filed a petition with the FERC asking the FERC to determine that if it should find that any of Connecticut Yankee’s decommissioning costs were not prudently incurred, the purchasers may not recover these costs in rates that are ultimately charged to distribution customers. In an order dated August 30, 2004, FERC denied the Department’s petition on the grounds that it has no jurisdiction over retail rates and that only prudently incurred costs are recoverable under wholesale power contracts. The Department and Bechtel have filed motions for clarification and rehearing.

Bechtel Dispute: On June 13, 2003, Connecticut Yankee terminated its firm fixed price contract with Bechtel, its decommissioning operations contractor, alleging various defaults of Bechtel’s obligations. Bechtel has filed a lawsuit in Connecticut Superior Court against Connecticut Yankee alleging breach of contract and other claims, seeking compensatory and punitive damages. Connecticut Yankee has filed a counterclaim against Bechtel seeking damages, including the recovery of a performance bond supplied by Bechtel’s surety, and has stated that it intends to defend against Bechtel’s claims vigorously.  Following the contract termination, Connecticut Yankee commenced self-performance of the decommissioning work. As part of its transition into self-performance, Connecticut Yankee updated its decommissioning cost estimate and filed a rate case as described above. The rate case reflects the impact of Bechtel’s termination and projects a substantial increase in cost and delay in the estimated completion date.

In July 2004, Bechtel had sought in Connecticut Superior Court to garnish the decommissioning trust funds and certain assets of Connecticut Yankee. In October 2004, Bechtel and Connecticut Yankee stipulated that they may litigate whether Bechtel can garnish Connecticut Yankee’s assets not committed to decommissioning, and Bechtel waived its right to seek to garnish the decommissioning funds.

DOE Dispute: The Nuclear Waste Policy Act of 1982 establishes that the federal government, through the Department of Energy (DOE), is responsible for the disposal of spent nuclear fuel. In a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the U.S. Court of Appeals for the District of Columbia Circuit ruled in 1997 that the DOE was obligated to begin disposing of utilities’ spent nuclear fuel by January 1998. The DOE failed to meet this deadline. Many owners of nuclear power plants, including the Yankees, filed claims for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE’s failure to begin to take fuel in 1998. In October 1998 the court held that the DOE is liable for such failure. The Yankees have filed a further action against the DOE to determine the level of damages, which is now pending. As an interim measure until the DOE meets its contractual obligations to dispose of the spent fuel, the Yankees have constructed independent spent fuel storage installations located at the plant sites.

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

Town of Norwood Dispute: NEP continues to be engaged in litigation in judicial and administrative forums with the Town of Norwood, Massachusetts. From 1983 until 1998, NEP was the wholesale power supplier for Norwood. In April 1998, Norwood began taking power from another supplier, although its contract term with NEP ran to 2008. Pursuant to a tariff amendment approved by the FERC in May 1998, NEP has been assessing Norwood a CTC. Through September 30, 2004, the charges assessed Norwood but not paid amount to approximately $67.5 million. Norwood made a payment of approximately $20 million in July 2004. The litigation with Norwood is continuing and is as follows:

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

On December 17, 2003, the Superior Court entered judgment for NEP for approximately $40.6 million, which included interest to that date, and which the Company subsequently moved to increase by approximately $2.7 million, to adjust for computational errors.  Norwood then moved to void the judgment, or stay its enforcement pending completion of the FERC proceeding described below, or both. On June 9, 2004, the Massachusetts Superior Court granted NEP’s motion to increase the judgment and denied Norwood’s motion to void the judgment or stay it pending Norwood’s Section 206 Proceeding at FERC. Norwood has asked the Superior Court to reconsider its grant of NEP’s motion, and hearings are scheduled for November. Norwood has also appealed the judgment to the Massachusetts Appeals Court.

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

Millstone 3 Prudence Challenge: In November 1999, NEP agreed with Northeast Utilities (NU) to settle certain claims. As part of the agreement, NU agreed to include NEP’s 16.2 percent ownership interest in Millstone Unit 3 in an auction of NU’s share of the unit. Upon the closing of the sale, NEP was to receive a fixed amount, regardless of the actual sale price. In March 2001, the Millstone units were sold, including NEP’s interest, for $1.3 billion. In accordance with the settlement, NEP was paid approximately $25 million for its interest in the unit (plus reimbursement of pre-paid amounts), from which NEP paid approximately $6.2 million to increase the decommissioning trust fund.

In the past, regulatory authorities from Rhode Island, New Hampshire and Massachusetts expressed an intent to challenge the reasonableness of the settlement agreement on various grounds, taking the position that NEP would have received approximately $140 million of sale proceeds if there had been no agreement with NU. On July 16, 2004, the New Hampshire Public Utilities Commission approved a settlement which is now final. The settlement provides that NEP will not have to adjust its contract termination charge to its New Hampshire distribution affiliate Granite State Electric Company as a result of NEP’s former ownership interest in Millstone 3. In the event that Rhode Island or Massachusetts or both states proceed with a challenge, the dispute will be resolved by the FERC. Management believes that the Company acted prudently, because, among other reasons, the amount it received under the settlement agreement was the highest sale price for a nuclear unit at the time the agreement was reached.

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

	Quarter ended September 30,
(In millions)	2004			2003
	Electric transmission	Electric other	Total	Electric transmission	Electric other	Total
Operating revenues	$ 41	$ 70	$ 111	$ 43	$ 71	$ 114
Operating income before income taxes	18	10	28	19	9	28
Depreciation and amortization	5	-	5	5	-	5
Amortization of stranded costs	-	17	17	-	18	18

	Six months ended September 30,
(In millions)	2004			2003
	Electric Transmission	Electric Other	Total	Electric Transmission	Electric Other	Total
Operating revenues	$ 83	$ 142	$ 225	$ 85	$ 140	$ 225
Operating income before income taxes	39	19	58	38	22	60
Depreciation and amortization	10	-	10	9	-	9
Amortization of stranded costs	-	35	35	-	36	36

	Total assets at:
(In millions)	September 30, 2004	March 31, 2004
Electric transmission	$ 1,163	$ 1,111
Electric other	1,279	1,394
Corporate assets	321	258
Total	$ 2,763	$ 2,763

NOTE E - EMPLOYEE BENEFITS

As discussed in the Company's Annual Report on Form 10-K for the year ended March 31, 2004 National Grid USA and its subsidiaries (including the Company), provide benefits to retirees in the form of pension and other postretirement benefits. The qualified defined benefit pension plans cover substantially all employees meeting certain minimum age and service requirements. Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plans’ assets primarily consist of investments in equity and debt securities. In addition, National Grid USA and its subsidiaries (including the Company) sponsor non-qualified plans (plans that do not meet the criteria for tax benefits) that cover officers, certain other key employees, and non-employee directors. National Grid USA and its subsidiaries (including the Company) provide certain health care and life insurance benefits to retired U.S. employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments.

Benefit plans’ costs charged to the Company during the three and six months ended September 30, 2004 and 2003 included the following components:

			Other Postretirement
($'s in 000's)	Pension Benefits		Benefits
For the Three Months Ended September 30,	2004	2003	2004	2003

Service cost	$ 15	$ 16	$ 16	$ 17
Interest cost	1,700	1,922	843	902
Expected return on plans' assets	(2,189)	(2,330)	(881)	(854)
Amortization of prior service cost	54	46	(14)	(5)
Recognized actuarial loss	665	678	244	129
Net periodic benefit cost	$ 245	$ 332	$ 208	$ 189

			Other Postretirement
($'s in 000's)	Pension Benefits		Benefits
For the Six Months Ended September 30,	2004	2003	2004	2003

Service cost	$ 33	$ 33	$ 34	$ 33
Interest cost	3,659	3,844	1,790	1,804
Expected return on plans' assets	(4,740)	(4,660)	(1,802)	(1,707)
Amortization of prior service cost	92	92	(28)	(9)
Recognized actuarial loss	1,345	1,355	597	258
Net periodic benefit cost	$ 389	$ 664	$ 591	$ 379

Special termination benefits	$ -	$ 180	$ -	$ 28

As described in Note A, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. The Company recorded the effects of the subsidy in measuring net periodic postretirement benefit cost for the three months ended September 30, 2004. This resulted in a reduction of $7 million in the accumulated postretirement benefit obligation (APBO) for the subsidy related to benefits attributed to past service. The subsidy resulted in a reduction of $213,000 in the Company’s current period net periodic postretirement benefit costs for the three months ended September 30, 2004, which will be credited to customers.

The net periodic benefit costs charged to the Company during the three months ended September 30, 2004 included the following components:

For the Three Months Ended September 30,
($'s in 000's)	2004

Service cost	$ 2
Interest cost	109
Recognized actuarial loss	102
Net periodic benefit cost	$ 213

Annualized expense reduction	$ 851

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report and other presentations made by New England Power Company (the Company) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward-looking statements can be identified by the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimated”, “projected”, “believe”, “hopes” or similar expressions. Although the Company believes that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to differ materially from those projected. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

(a) the impact of further electric industry restructuring;

(b) the impact of general economic changes;

(c) federal and state regulatory developments and changes in law, which may have a substantial adverse impact on revenues or on the value of the Company’s assets;

(d) federal regulatory developments concerning regional transmission organizations;

(e) changes in accounting rules and interpretations, which may have an adverse impact on the Company’s statements of financial position and reported earnings;

(f) timing and adequacy of rate relief;

(g) adverse changes in electric load;

(h) acts of terrorism;

(i) climatic changes or unexpected changes in weather patterns; and

(j) failure to recover costs currently deferred under the provisions Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations”, as amended.

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

RESULTS OF OPERATIONS

EARNINGS

Net income for the quarter and six months ended September 30, 2004, decreased by approximately $2 million and $3 million, respectively, compared with the same periods in 2003. The reduction was due primarily to decreased mitigation incentives, reduced revenues from the Town of Norwood (see Note C), and a declining stranded investment base resulting in reduced returns. This decrease was partially offset by an increase of transmission earnings as investment in transmission plant increases.

REVENUES

The Company has two primary sources of revenue: transmission and stranded investment recovery. Transmission revenues are based on a formula rate that recovers the Company’s actual costs plus a return on investment. Stranded investment recovery revenues are in the form of a Contract Termination Charge (CTC), which is billed to former all-requirements customers of the Company in connection with the Company’s divestiture of its electric generation investments.

Operating revenue for the quarter ended September 30, 2004, decreased approximately $3 million and remained relatively unchanged for the six months, compared to the same periods in 2003. The second quarter decrease of $3 million included reduced recovery of lower transmission maintenance expense, lower Norwood revenues, temporary decreases in nuclear decommissioning bills, and scheduled reductions in purchased power recoveries. These items were partially offset by increased recoveries of wheeling costs. Operating revenue for the six month period was relatively unchanged since recoverable expense increases described below were essentially offset by reduced Norwood revenues.

OPERATING EXPENSES

Purchased power expense for the quarter and six months ended September 30, 2004, decreased approximately $4 million and $1 million, respectively, compared with the same periods in 2003. The second quarter purchased power decrease of $4 million was primarily attributed to scheduled reductions in purchased power obligation payments and temporary decreases in nuclear decommissioning costs. The six month purchased power decrease of $1 million included increased nuclear decommissioning costs offset by reductions in purchased power obligation payments.

Operation and maintenance expense for the quarter and six months ended September 30, 2004, increased approximately $1 million and $3 million, respectively, compared with the same periods in 2003. The primary reason for the increase was the resumption of support payments under the Hydro Quebec transmission line agreements (see Note B), offset by decreased transmission maintenance costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004 the Company’s principal sources of liquidity included cash and cash equivalents of approximately $294 million and accounts receivable of $146 million. The Company has a positive working capital balance of approximately $348 million.

Net cash flows provided by operating activities increased approximately $11 million for the six months ended September 30, 2004 compared with the same period in 2003. Cash improved from operating results due to the collection of a receivable in the amount of $20 million from the Town of Norwood in fiscal year 2005 and a purchased power buyout of $13 million in fiscal year 2004. This increase in cash receipts was partially offset by a $13 million increase in cash payments for taxes during the six months ended September 30, 2004.

Net cash flows used in investing activities for the six months ended September 30, 2004, increased approximately $7 million compared with the same period in 2003, due to increased plant expenditures.

At September 30, 2004, the Company had no short-term debt outstanding. The Company has regulatory approval to issue up to $375 million of short-term debt. National Grid USA and certain subsidiaries, including the Company, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

At September 30, 2004, the Company had line of credit and standby bond purchase facilities with banks totaling $439 million which are available to provide liquidity support for $410 million of the Company’s long-term bonds, and for other corporate purposes. The Company’s line of credit expires in December. The Company’s standby bond purchase facility is also scheduled to expire in December. Prior to the expiration of these agreements, the Company intends to replace them with comparable new bank facilities. There were no borrowings under these facilities at September 30, 2004. Fees are paid on the facilities in lieu of compensating balances.

Utility Plant Expenditures: Cash expenditures for the Company for utility plant totaled approximately $26 million for six months ended September 30, 2004, and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internal funds.

OTHER REGULATORY MATTERS

Rate Filing: As discussed in more detail in the Company’s Form 10-K for the fiscal year ended March 31, 2004, on March 24, 2004 FERC issued an order approving for regional network service (RNS) rates a 0.5% return on equity adder for joining a proposed Regional Transmission Organization (RTO) effective as of the date that the RTO commences operation. NEP would earn this additional return on equity (ROE) provided it joins the RTO. Approximately seventy percent of the Company’s transmission costs are recovered through RNS rates. FERC also suspended a proposed increase to 12.8% of the base ROE for both RNS and local network service (LNS) rates and a 1% adder for new transmission investment recovered through RNS rates subject to refund effective as of the RTO operations date. The issues concerning the base ROE for both RNS rates and LNS rates and the 1% adder for new transmission investment recovered through RNS rates were set for an evidentiary hearing. On April 15, transmission owners filed a motion asking FERC to affirm as reasonable the methodology that transmission owners had used to develop their proposed base ROE level. Specifically, the transmission owners asked FERC to confirm that the ROE should be established based on the midpoint return using a discounted cash flow analysis of a proxy group of northeast utility companies. On November 3, FERC issued an order clarifying that this methodology is the appropriate one to use to determine base ROE. FERC also clarified that transmission owners may revise transmission tariff language to clarify that shareholders rather than customers should obtain the benefit of the 0.5% ROE adder that had previously been approved. Finally, the FERC set for hearing an issue concerning the types of new investment that should qualify for the 1% ROE adder.

Prior to the FERC’s recent order, certain intervenors and FERC Staff had filed testimony arguing for a base ROE in the range of 8.5% to 10.1%. The positions of the intervenors and FERC Staff were based on methodologies different from the methodology that the FERC endorsed in its November 3 order, however. On October 31, 2004, the transmission owners filed testimony updating their base ROE proposal to reflect current market conditions. The testimony revised the transmission owners’ proposed base ROE to 11.1%. A hearing on the outstanding ROE issues is scheduled to commence in December 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: The Company’s major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt. At September 30, 2004, the Company’s tax exempt variable rate long-term debt had a carrying value of approximately $410 million. While the ultimate maturity dates of the underlying loan agreements range from 2015 through 2022, this debt is issued in tax exempt commercial paper mode. The various components that comprise this debt are issued for periods ranging from one day to 270 days, and are remarketed through remarketing agents at the conclusion of each period. The weighted average variable interest rate for the quarter and six months ended September 30, 2004, were approximately 1.30 percent and 1.24 percent, respectively.

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

No change in internal control over financial reporting occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Millstone 3 Prudence Challenge: As described in the Company’s 10-K for the fiscal year ended March 31, 2004 and its 10-Q for the quarter ended June 30, 2004, in the past, regulatory authorities from Rhode Island, New Hampshire and Massachusetts expressed an intent to challenge the reasonableness of the Company’s settlement agreement with Northeast Utilities, under which NEP received a fixed amount when the Millstone units were sold in 2001. On July 16, 2004, the New Hampshire Public Utilities Commission approved a settlement which is now final. The settlement provides that NEP will not have to adjust its contract termination charge to its New Hampshire distribution affiliate Granite State Electric Company as a result of NEP’s former ownership interest in Millstone 3.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibit index is incorporated herein by reference.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENGLAND POWER COMPANY

Date: November 12, 2004	By	/s/ Edward A. Capomacchio Edward A. Capomacchio Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications