Form 10-Q
period 2004-12-31
NEW ENGLAND POWER CO
filed 2005-02-11
CIK 71337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 9, 2005, were as follows:

Registrant	Title	Shares Outstanding

New England Power Company	Common Stock, $20.00 par value (all held by National Grid USA)	3,619,896

NEW ENGLAND POWER COMPANY
FORM 10-Q - For the Quarter Ended December 31, 2004

PAGE

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Income

Condensed Statements of Retained Earnings

Condensed Statements of Comprehensive Income

Condensed Balance Sheets

Condensed Statements of Cash Flows

Notes to Unaudited Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Item 6.	Exhibits and Reports on Form 8-K

Signature

Exhibit Index

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NEW ENGLAND POWER COMPANY
Condensed Statements of Income
Periods Ended December 31
(In thousands of dollars)
(UNAUDITED)

	Three Months		Nine Months
	2004	2003	2004	2003
Operating revenue, principally from affiliates	$122,120	$117,208	$347,022	$342,071
Operating expenses:
Purchased electric energy:
Contract termination and nuclear unit shutdown charges	36,609	36,383	108,428	110,082
Other	3,774	3,182	11,480	9,053
Other operation	15,979	15,411	45,081	40,969
Maintenance	3,939	4,469	8,538	11,027
Amortization of stranded costs	18,004	18,051	53,005	54,156
Depreciation and amortization	4,817	4,526	14,517	13,310
Taxes, other than income taxes	4,135	4,218	12,931	12,998
Income taxes	10,457	10,699	31,527	33,287
Total operating expenses	97,714	96,939	285,507	284,882
Operating income	24,406	20,269	61,515	57,189
Other income:
Equity in income of nuclear power companies	384	424	971	1,451
Other income (loss), net	(1,111)	(487)	(988)	1,922
Operating and other income	23,679	20,206	61,498	60,562
Interest:
Interest on long-term debt	2,296	1,416	5,543	4,506
Other interest	246	239	686	737
Total interest	2,542	1,655	6,229	5,243
Net income	$21,137	$18,551	$55,269	$55,319

Per share data is not relevant because the Company’s common stock is wholly owned by National Grid USA.

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Statements of Retained Earnings
Periods Ended December 31
(In thousands of dollars)
(UNAUDITED)

	Three Months		Nine Months
	2004	2003	2004	2003
Retained earnings at beginning of period	$243,413	$250,884	$209,319	$214,154
Net income	21,137	18,551	55,269	55,319
Dividends declared on cumulative preferred stock	(17)	(18)	(55)	(56)
Retained earnings at end of period	$264,533	$269,417	$264,533	$269,417

NEW ENGLAND POWER COMPANY
Condensed Statements of Comprehensive Income
Periods Ended December 31
(In thousands of dollars)
(UNAUDITED)

	Three Months		Nine Months
	2004	2003	2004	2003
Net income	$21,137	$18,551	$55,269	$55,319
Unrealized gain on securities, net of tax	77	119	64	300
Comprehensive income	$21,214	$18,670	$55,333	$55,619

Per share data is not relevant because the Company’s common stock is wholly owned by National Grid USA.

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31, 2004	March 31, 2004
Assets
Utility plant, at original cost	$ 949,504	$ 878,824
Less accumulated depreciation and amortization	249,935	240,203
	699,569	638,621
Construction work in progress	25,426	12,852
Net utility plant	724,995	651,473
Goodwill	338,188	338,188
Investments:
Nuclear power companies, at equity (Note C)	17,416	18,305
Non-utility property and other investments	12,412	11,290
Total investments	29,828	29,595
Current assets:
Cash and cash equivalents (including $305,600 and $229,400 with affiliates)	306,013	229,716
Accounts receivable:
Affiliated companies	54,475	51,131
Others (less reserves of $153 and $153)	104,530	104,338
Fuel, materials, and supplies, at average cost	3,149	2,054
Prepaid and other current assets	1,269	1,370
Deferred federal and state income taxes	120	202
Regulatory assets – purchased power obligations	105,262	105,011
Total current assets	574,818	493,822
Regulatory assets (Note B)	973,694	1,134,382
Additional minimum pension regulatory asset	62,454	62,454
Prepaid pension asset	48,956	47,245
Deferred charges and other assets	4,702	5,374
Total assets	$ 2,757,635	$ 2,762,533

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	December 31, 2004	March 31, 2004
Capitalization and liabilities
Capitalization:
Common stock, par value $20 per share, Authorized - 6,449,896 shares Outstanding – 3,619,896 shares	$ 72,398	$ 72,398
Other paid-in capital	731,974	731,974
Retained earnings	264,533	209,319
Accumulated other comprehensive income	151	87
Total common equity	1,069,056	1,013,778
Cumulative preferred stock, par value $100 per share	1,112	1,274
Long-term debt	410,302	410,297
Total capitalization	1,480,470	1,425,349
Current liabilities:
Accounts payable (including $39,423 and $34,814 to affiliates)	63,334	59,620
Accrued liabilities:
Taxes	31,972	18,337
Interest	1,129	532
Purchased power obligations	105,262	105,011
Other accrued expenses	9,218	3,216
Dividends payable	17	19
Total current liabilities	210,932	186,735
Deferred federal and state income taxes	228,473	234,054
Unamortized investment tax credits	7,557	7,885
Additional minimum pension liability	39,952	39,952
Accrued Yankee nuclear plant costs	239,780	269,997
Purchased power obligations	220,454	293,296
Other reserves and deferred credits	330,017	305,265
Commitments and contingencies (Note C)
Total capitalization and liabilities	$ 2,757,635	$ 2,762,533

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Statements of Cash Flows
Periods Ended December 31
(In thousands of dollars)
(UNAUDITED)
	Nine Months
	2004	2003
Operating activities:
Net income	$ 55,269	$ 55,319
Adjustments to reconcile net income to net cash provided by operating activities:
Purchased power contract buyout and stranded cost amortization	53,005	54,156
Other depreciation and amortization	14,517	13,310
Deferred income tax(tax benefit) and investment tax credits, net	(3,907)	(17,394)
Allowance for funds used during construction	(613)	(607)
Changes in assets and liabilities:
Increase in accounts receivable, net	(3,536)	(28,664)
Decrease in regulatory assets	101,381	121,557
Increase in prepaid and other current assets	(355)	(2,682)
Increase (decrease) in accounts payable	3,714	(11,129)
Decrease in purchased power contract obligations	(72,591)	(90,034)
Increase (decrease) in other current liabilities	14,829	(13,596)
Decrease in other non-current liabilities	(43,993)	(18,703)
Other, net	6,823	14,953
Net cash provided by operating activities	$ 124,543	$ 76,486
Investing activities:
Plant expenditures	$ (48,027)	$ (30,093)
Proceeds from sale of generation assets	-	13,977
Other investing activities	-	82
Net cash used in investing activities	$ (48,027)	$ (16,034)
Financing activities:
Dividends paid on preferred stock	$ (57)	$ (56)
Preferred stock buyback	(162)	(21)
Net cash used in financing activities	$ (219)	$ (77)
Net increase in cash and cash equivalents	$ 76,297	$ 60,375
Cash and cash equivalents at beginning of period	229,716	247,678
Cash and cash equivalents at end of period	$ 306,013	$ 308,053

Supplemental disclosures of cash flow information:
Interest paid	$ 4,566	$ 4,061
Federal and state income taxes paid	$ 26,601	$ 64,496
Dividends received from investments at equity	$ 2,812	$ 5,776

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements

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

The company is a wholly owned subsidiary of National Grid USA and, indirectly, National Grid Transco plc.

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

Under settlement agreements approved by the appropriate commissions, the Company is permitted to recover costs associated with its former generating investments (nuclear and nonnuclear) and related contractual commitments that were not recovered through the sale of those investments (stranded costs). Stranded costs are recovered from the Company’s wholesale customers with whom it has settlement agreements through a CTC which the affiliated former wholesale customers in turn recover through delivery charges to distribution customers. The Company earns a return on equity (ROE) of approximately 9.7 percent on stranded cost recovery. Most stranded costs will be fully recovered through CTCs by the end of 2010. The Company’s stranded cost obligation related to the above-market cost of purchased power contracts and nuclear decommissioning costs are recovered through the CTC as such costs are actually incurred. The Company, under certain settlement agreements, earns incentives based on successful mitigation of its stranded costs and these incentives supplement the Company’s ROE.

As a result of applying FAS 71, the Company has recorded net regulatory assets for the costs that are recoverable from customers through CTCs. At December 31, 2004 and March 31, 2004 this amounted to approximately $1.0 billion and $1.1 billion, respectively, including $0.5 billion and $0.6 billion, respectively, related to the above-market costs of purchased power contracts, $0.3 billion and $0.3 billion, respectively, related to accrued nuclear plant costs, and $0.2 billion and $0.2 billion, respectively, related to other net regulatory assets.

In conjunction with the divestiture of its generating business, the Company transferred its entitlement to power procured under several long-term contracts (the Contracts) to USGen New England, Inc. (USGen), Constellation Power Source, Inc. and TransCanada Power Marketing Ltd. (collectively the Buyers). The Buyers agreed to fulfill the Company’s performance and payment obligations under the Contracts. At the same time the Company agreed to pay the Buyers a fixed amount monthly for the above-market cost of the Contracts. These fixed payments by the Company average approximately $106 million annually through December 2007 decreasing to approximately $12 million for 2008 then decreasing to approximately $3 million annually from 2009 to 2014. The net present value of these fixed monthly payments is recorded as a liability with an equal amount recorded in regulatory assets representing the future collection of the liability from ratepayers. At December 31, 2004 and March 31, 2004, the net present value of the liability for the fixed monthly payment was approximately $326 million and $398 million, respectively.

USGen had previously filed for bankruptcy protection on July 8, 2003. The Company reached a settlement with USGen regarding various matters, which was approved by the bankruptcy court on December 22, 2004. Under the settlement, on April 1, 2005, the Company will resume the performance and payment obligations under the Contracts that were transferred to USGen. At December 31, 2004, the Company’s regulatory asset corresponding to the above-market portion of the Contracts with USGen was approximately $269 million. Resumption of the performance payment obligations will not materially affect the results of operations, as the Company will recover the above-market cost of the Contracts from customers through the CTC. Any payments from USGen relating to these obligations will be credited to customers through the CTC.

The settlement between the Company and USGen also resolved the Company’s claims with respect to the Hydro Quebec transmission line agreements (HQ Contracts), under which USGen was obligated to reimburse the Company for monthly costs of approximately $1 million. As of April 2, 2004, the Company resumed performance and payment under the HQ Contracts. The Company’s resumption of performance and payment obligations will not affect the results of operations, as the Company will be able to recover any remaining costs of the HQ Contracts from its customers through the CTC. Any payments from USGen relating to the HQ Contracts will be credited to customers through the CTC.

NOTE C — COMMITMENTS AND CONTINGENCIES

Decommissioning Nuclear Units: The Company has minority interests in three nuclear generating companies: Yankee Atomic Electric Company, Connecticut Yankee Atomic Power Company, and Maine Yankee Atomic Power Company (together, the Yankees). These ownership interests are accounted for by the equity method. The Yankees own nuclear generating units that have been permanently retired and are conducting decommissioning operations. These three units are as follows:

	The Company’s Investment as of December 31, 2004			Future Estimated Billings to the Company
Unit	%	$(millions)	Date Retired	$(millions)
Yankee Atomic	34.5	0.3	Feb 1992	45
Connecticut Yankee	19.5	8.5	Dec 1996	122
Maine Yankee	24.0	8.6	Aug 1997	73

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

Future estimated billings from the Yankees are based upon decommissioning cost estimates. These estimates include the projected costs of decontaminating the units as required by the Nuclear Regulatory Commission (NRC), dismantling the units, spent fuel storage, security, and liability and property insurance, as well as other costs. The decommissioning costs that are actually incurred by the Yankees may exceed the estimated amounts, perhaps substantially. The future estimated billings listed in the table above include increases that the Yankees made to their cost estimates beginning in the third quarter of fiscal 2003 and continuing through fiscal 2004 to reflect projected future increases in security and insurance costs and other expenses. NEP’s share of these increases is approximately $162 million. Under settlement agreements, NEP is permitted to recover prudently incurred decommissioning costs through CTCs.

Decommissioning Collections: Each of the Yankees has established a trust fund, or escrow fund, to meet the projected costs of decommissioning. In order to collect the costs of decommissioning from their purchasers (including NEP), the Yankees are required to file rate cases periodically with FERC. The rate filings present the Yankees’ estimates of future decommissioning costs for FERC approval. Yankee Atomic ceased decommissioning collections in June 2000. Subsequently, it filed for a rate increase, and received final approval from the FERC on October 2, 2003, and it resumed making decommissioning collections. Maine Yankee filed a rate case on October 20, 2003 and received final approval from the FERC on September 16, 2004. Connecticut Yankee filed a rate case with the FERC on July 1, 2004, seeking a rate increase of approximately $76 million per year through 2010, of which NEP’s share would be approximately $15 million per year. NEP’s share of the rate increase sought by Connecticut Yankee is included in the $162 million increase for all of the Yankees mentioned above.

Connecticut Yankee Rate Filing: The Connecticut Department of Public Utility Control and the Connecticut Office of Consumer Counsel (together, the Department) intervened at FERC requesting that FERC reject Connecticut Yankee’s rate filing, or in the alternative, disallow a portion of the requested rate increase on the ground that certain of the costs were imprudently incurred. Bechtel Power Corporation and three New England states have also intervened, asserting that certain of these costs are imprudent and should be disallowed. FERC allowed Connecticut Yankee’s new rates effective February 1, 2005, subject to refund. Hearings on the rate filing are scheduled to begin in June 2005.

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

Bechtel Power Corporation Dispute: On June 13, 2003, Connecticut Yankee terminated its firm fixed price contract with Bechtel Power Corporation, its decommissioning operations contractor, alleging various defaults of Bechtel’s obligations. Bechtel has filed a lawsuit in Connecticut Superior Court against Connecticut Yankee alleging breach of contract and other claims, seeking compensatory and punitive damages. Connecticut Yankee has filed a counterclaim against Bechtel seeking damages, including the recovery of a performance bond supplied by Bechtel’s surety, and has stated that it intends to defend vigorously against Bechtel’s claims.  Following the contract termination, Connecticut Yankee commenced self-performance of the decommissioning work. As part of its transition into self-performance, Connecticut Yankee updated its decommissioning cost estimate and filed a rate case as described above. The rate case reflects the impact of Bechtel’s termination and projects a substantial increase in cost and delay in the estimated completion date.

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

Town of Norwood Dispute: NEP continues to be engaged in litigation in judicial and administrative forums with the Town of Norwood, Massachusetts. From 1983 until 1998, NEP was the wholesale power supplier for Norwood. In April 1998, Norwood began taking power from another supplier, although its contract term with NEP ran to 2008. Pursuant to a tariff amendment approved by the FERC in May 1998, NEP has been assessing Norwood a CTC. Through December 31, 2004, the charges assessed Norwood but not paid amount to approximately $72.3 million. Norwood made a payment of approximately $20 million in July 2004. The litigation with Norwood is continuing and is as follows:

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

On December 17, 2003, the Superior Court entered judgment for NEP for approximately $40.6 million, which included interest to that date, and which the Company subsequently moved to increase by approximately $2.7 million, to adjust for computational errors.  Norwood then moved to void the judgment, or stay its enforcement pending completion of the FERC proceeding described below, or both. On June 9, 2004, the Massachusetts Superior Court granted NEP’s motion to increase the judgment and denied Norwood’s motion to void the judgment or stay it pending Norwood’s Section 206 Proceeding at FERC. Norwood asked the Superior Court to reconsider its grant of NEP’s motion, and the Superior Court denied this request on December 22, 2004. Norwood has appealed the judgment and the denial of its motion for consideration to the Massachusetts Appeals Court.

FERC 206 Proceeding: In December 2002, Norwood filed a challenge to the CTC rate with the FERC under Section 206 of the Federal Power Act. Under this Section, the FERC has the power to grant prospective relief only. In an order dated July 2, 2003, the FERC set down for hearing Norwood’s challenge to the factors used to calculate the CTC rate for Norwood, and set a refund effective date of February 21, 2003, which empowers the FERC to direct NEP to adjust Norwood’s liability for unpaid charges billed after that date in the event that Norwood’s challenge is successful. On June 9, 2004, the FERC administrative law judge issued an initial decision recommending that FERC revise the CTC formula to reduce the CTC amount that was previously calculated under the formula which the FERC accepted and approved in 1998. On July 9, 2004, NEP filed a brief objecting to this initial decision, arguing that no reduction is appropriate. Norwood and the FERC staff have also challenged the initial decision, arguing that the reduction is not enough. The challenges are now under consideration by FERC.

Federal Court Antitrust Claim: In 1997, Norwood filed a lawsuit in the U.S. District Court for the District of Massachusetts challenging NEP’s proposed divestiture of its generating facilities. Following the District Court’s dismissal of all of Norwood’s claims, the U.S. Court of Appeals for the First Circuit reinstated Norwood’s claim that the sale to USGen New England, Inc. violated Section 7 of the Clayton Act on the ground that USGen had acquired market power. The First Circuit characterized the claim as weak because FERC had found no anticompetitive consequences from the sale, and invited the District Court to address whether the FERC’s decision precluded further litigation. USGen’s bankruptcy filing on July 2, 2003 resulted in an automatic stay of this case. In December 2004, the bankruptcy court approved the sale to third parties of the generating facilities that USGen acquired from NEP, which sales were completed or are expected to be completed in early 2005.

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

In the past, regulatory authorities from Rhode Island, New Hampshire and Massachusetts expressed an intent to challenge the reasonableness of the settlement agreement on various grounds, taking the position that NEP would have received approximately $140 million of sale proceeds if there had been no agreement with NU. On July 16, 2004, the New Hampshire Public Utilities Commission approved a settlement which is now final. On November 18, 2004, the Attorney General of Massachusetts also agreed to a settlement with the Company that resolved the Millstone as well as other CTC issues. The settlement was approved by the Massachusetts Department of Telecommunications and Energy on December 29, 2004, and will also require the approval of FERC. In the event that Rhode Island proceeds with a challenge, the dispute will be resolved by the FERC. Management believes that the Company acted prudently, because, among other reasons, the amount it received under the settlement agreement was the highest sale price for a nuclear unit at the time the agreement was reached.

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

	Quarter ended December 31,
(In millions)	2004			2003
	Electric transmission	Electric other	Total	Electric transmission	Electric other	Total
Operating revenues	$ 46	$ 76	$ 122	$ 48	$ 69	$ 117
Operating income before income taxes	21	14	35	19	12	31
Depreciation and amortization	5	-	5	5	-	5
Amortization of stranded costs	-	18	18	-	18	18

	Nine months ended December 31,
(In millions)	2004			2003
	Electric Transmission	Electric Other	Total	Electric Transmission	Electric Other	Total
Operating revenues	$ 129	$ 218	$ 347	$ 133	$ 209	$ 342
Operating income before income taxes	60	33	93	57	33	90
Depreciation and amortization	15	-	15	13	-	13
Amortization of stranded costs	-	53	53	-	54	54

	Total assets at:
(In millions)	December 31, 2004	March 31, 2004
Electric transmission	$ 1,180	$ 1,111
Electric other	1,244	1,394
Corporate assets	334	258
Total	$ 2,758	$ 2,763

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

Benefit plans’ costs charged to the Company during the three and nine months ended December 31, 2004 and 2003 included the following components:

			Other Postretirement
($'s in 000's)	Pension Benefits		Benefits
For the Three Months Ended December 31,	2004	2003	2004	2003

Service cost	$ 17	$ 16	$ 1	$ 17
Interest cost	1,829	1,922	742	902
Expected return on plans' assets	(2,370)	(2,330)	(702)	(854)
Amortization of prior service cost	46	46	9	(5)
Recognized actuarial loss	673	678	131	129
Net periodic benefit cost	$ 195	$ 332	$ 181	$ 189

Special termination benefits	$ -	$ 782	$ -	$ 168
Curtailment loss	$-	$ 10	$	$ 215

			Other Postretirement
($'s in 000's)	Pension Benefits		Benefits
For the Nine Months Ended December 31,	2004	2003	2004	2003

Service cost	$ 50	$ 49	$ 30	$ 50
Interest cost	5,488	5,766	2,536	2,706
Expected return on plans' assets	(7,110)	(6,990)	(2,504)	(2,561)
Amortization of prior service cost	138	138	(19)	(14)
Recognized actuarial loss	2,018	2,033	728	387
Net periodic benefit cost	$ 584	$ 996	$ 771	$ 568

Special termination benefits	$ -	$ 963	$ -	$ 195
Curtailment loss	$ -	$ 10	$ -	$ 215

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

EARNINGS

Net income for the quarter ended December 31, 2004, increased approximately $3 million compared with the same period in 2003. Net income for the nine months ended December 31, 2004 was unchanged compared with the same period in 2003. The increase for the quarter was due primarily to stranded investment recovery and transmission revenue true-up adjustments, and an increase in transmission earnings as investment in transmission plant increases. Offsetting these increases for the nine months were decreased mitigation incentives, reduced revenues from the Town of Norwood (see Note C), and a declining stranded investment base resulting in reduced returns.

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

Operating revenue increased $5 million for the quarter and nine months ended December 31, 2004, compared to the same periods in 2003, reflecting higher expense associated with the resumption of the HQ Contracts (see Note B), increased recovery of other expenses, and CTC and transmission revenue true-up adjustments recorded during the quarter. The nine month period was also affected by lower revenues from the Town of Norwood.

OPERATING EXPENSES

Purchased power expense increased $1 million for the quarter and nine months ended December 31, 2004, compared with the same periods in 2003 reflecting increased nuclear decommissioning costs. The nine month increase was partially offset by reductions in purchased power obligation payments.

Operation and maintenance expense for the quarter ended December 31, 2004, remained relatively unchanged and increased approximately $2 million for the nine months then ended, compared with the same periods in 2003. The primary reason for the nine month increase was the resumption of support payments under the HQ contracts, offset by decreased transmission maintenance costs. The increase in expense for the quarter was also offset by a decrease in employee benefit charges from the Company’s shared services affiliate.

NON OPERATING EXPENSES

Interest charges increased $1 million for the three and nine months ended December 31, 2004, as compared to the same periods in the prior year. The increase in interest charges is attributable to higher interest rates on long term debt in fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 the Company’s principal sources of liquidity included cash and cash equivalents of approximately $306 million and accounts receivable of $159 million. The Company has a positive working capital balance of approximately $364 million.

Net cash flows provided by operating activities increased approximately $48 million for the nine months ended December 31, 2004 compared with the same period in 2003. Cash improved from operating results due to the collection of a receivable in the amount of $20 million from the Town of Norwood in fiscal year 2005 and a purchased power buyout of $13 million in fiscal year 2004. In addition, the change in other current liabilities of $28 million was primarily a result of a reduction in income taxes paid of $38 million in fiscal year 2005 compared with fiscal year 2004, offset by a decrease in accrued taxes of $14 million.

Net cash flows used in investing activities for the nine months ended December 31, 2004, increased approximately $32 million compared with the same period in 2003, due to increased plant expenditures.

At December 31, 2004, the Company had no short-term debt outstanding. The Company has regulatory approval to issue up to $375 million of short-term debt. National Grid USA and certain subsidiaries, including the Company, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

At December 31, 2004, the Company had credit and standby bond purchase facilities with banks totaling $440 million which are available to provide liquidity support for $410 million of the Company’s long-term bonds, and for other corporate purposes. There were no borrowings under these facilities at December 31, 2004. Fees are paid on the facilities in lieu of compensating balances.

Utility plant expenditures: Cash expenditures for the Company for utility plant totaled approximately $48 million for nine months ended December 31, 2004, and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internal funds.

OTHER REGULATORY MATTERS

New England RTO and Rate Filing: FERC issued two orders in 2004 that approved the establishment of a New England regional transmission organization, resolved certain issues concerning the proposed return on equity for New England transmission owners, including NEP, that will take effect as of the start of the RTO, and set other return issues for hearing. On January 3, 2005, a number of parties, including NEP, filed appeals from those order with the US Court of Appeals for the District of Columbia Circuit.

On December 30, 2004, New England transmission owners including NEP and the Independent System Operator New England (ISO-NE) provided notice to FERC that they intend to proceed with a February 1, 2005 operations date for the RTO. Effective on the RTO operations date, NEP’s transmission rates reflect a proposed base return on equity of 12.8%, subject to refund, plus the additional 0.5% incentive return on regional network service (RNS) rates that FERC approved in March 2004. Approximately 70% of the Company’s transmission costs are recovered through RNS rates. An additional 1.0% incentive adder is also applicable to new RNS transmission investment, subject to refund.

NEP and the other transmission owners continue to participate in FERC proceedings to determine the base return on equity and to resolve issues concerning the 1% incentive. In December and January, intervenors and the FERC Staff submitted revised testimony, arguing for a base ROE in the range of 8.0% to 10.6%. They would also substantially limit the application of the 1% ROE adder for new investment. Transmission owners including NEP filed additional testimony in January supporting an 11.5% base ROE. Hearings on these issues began before a FERC administrative law judge on January 25, 2005. An initial decision is expected later this year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: The Company’s major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt. At December 31, 2004, the Company’s tax exempt variable rate long-term debt had a carrying value of approximately $410 million. While the ultimate maturity dates of the underlying loan agreements range from 2015 through 2022, this debt is issued in tax exempt commercial paper mode. The various components that comprise this debt are issued for periods ranging from one day to 270 days, and are remarketed through remarketing agents at the conclusion of each period. The weighted average variable interest rate for the quarter and nine months ended December 31, 2004, were approximately 1.84% and 1.43%, respectively.

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

No change in internal control over financial reporting occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Millstone 3 Prudence Challenge: As described in the Company’s 10-K for the fiscal year ended March 31, 2004 and its 10-Qs for the quarters ended June 30 and September 30, 2004, in the past, regulatory authorities from Rhode Island, New Hampshire and Massachusetts expressed an intent to challenge the reasonableness of the Company’s settlement agreement with Northeast Utilities, under which NEP received a fixed amount when the Millstone units were sold in 2001. As disclosed in more detail in the September 2004 10-Q, the New Hampshire Public Utilities Commission approved a settlement which is now final. On November 18, 2004, the Attorney General of Massachusetts also agreed to a settlement with NEP that resolved the Millstone issues and other CTC issues. The settlement was approved by the Massachusetts Department of Telecommunications and Energy on December 29, 2004 and will require the approval of FERC.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities – Preferred Stock

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2004
November 1-30, 2004	1,617(i)	$100	-0-	11,117
December 1-31, 2004
Total

(i) Open-market transaction. From time to time the Company repurchases shares of its preferred stock when it is approached on behalf of its stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibit index is incorporated herein by reference.

(b)	Reports on Form 8-K

The Company filed current reports on Form 8-K on the following dates and disclosing the following matters under Item 1.01:

(i) December 14, 2004: The settlement of certain matters with USGen New England, Inc., including the termination of the Amended and Restated PPA Transfer Agreement dated October 29, 1997, as amended by a First Amendment dated October 10, 2001, both listed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

(ii) February 3, 2005: The entry into a Termination Agreement and Release dated as of January 31, 2005 with USGen New England, Inc., providing for the termination of the PSA Performance Support Agreement (Taunton Municipal Light Plant) dated as of August 5, 1997, listed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended December 31, 2004 to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENGLAND POWER COMPANY

Date: February 11, 2005	By	/s/ Edward A. Capomacchio Edward A. Capomacchio Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Settlement Agreement and Release dated as of December 9, 2004, among USGen New England, Inc., New England Power Company et al.

10.2	Termination Agreement and Release dated as of January 31, 2005, between New England Power Company and USGen New England, Inc.

10.3	Settlement Agreement and Release dated as of January 31, 2005, among New England Power Company, USGen New England, Inc. and Taunton Municipal Lighting Plant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32	Section 1350 Certifications