Form 10-Q
period 2005-06-30
NEW ENGLAND POWER CO
filed 2005-08-12
CIK 71337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Registrant, State of Incorporation	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.

2-26651	New England Power Company	04-1663070
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
YES ☐ NO ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2005, were as follows:

Registrant	Title	Shares Outstanding

New England Power Company	Common Stock, $20.00 par value (all held by National Grid USA)	3,619,896

NEW ENGLAND POWER COMPANY
FORM 10-Q — For the Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEW ENGLAND POWER COMPANY
Condensed Statements of Income
Periods Ended June 30
(In thousands of dollars)
(UNAUDITED)

	Three Months

	2005	2004
		(Restated)
		(See Note F)

Operating revenue, principally from affiliates	$110,779	$114,978

Operating expenses:
Purchased electric energy:
Contract termination and nuclear unit shutdown charges	18,500	36,738
Other	26,024	3,837
Other operation	12,729	14,840
Maintenance	2,925	1,922
Amortization of stranded costs	17,674	17,667
Depreciation and amortization	5,105	4,790
Taxes, other than income taxes	4,340	4,293
Income taxes	6,884	11,741

Total operating expenses	94,181	95,828

Operating income	16,598	19,150
Other income:
Equity income	303	393
Other income, net	1,504	410

Operating and other income	18,405	19,953

Interest:
Interest on long-term debt	2,868	1,474
Other interest	447	214

Total interest	3,315	1,688

Net income	$15,090	$18,265

Per share data is not relevant because the Company’s common stock is wholly owned by
National Grid USA.
The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Statements of Retained Earnings
Periods Ended June 30
(In thousands of dollars)
(UNAUDITED)

	Three Months

	2005	2004
		(Restated)
		(See Note F)

Retained earnings at beginning of period	$297,508	$220,772
Net income	15,090	18,265
Dividends declared on cumulative preferred stock	(17)	(19)

Retained earnings at end of period	$312,581	$239,018

NEW ENGLAND POWER COMPANY
Condensed Statements of Comprehensive Income
Periods Ended June 30
(In thousands of dollars)
(UNAUDITED)

	Three Months

	2005	2004
		(Restated)
		(See Note F)

Net income	$15,090	$18,265
Unrealized gain (loss) on securities, net of tax	42	(36)

Comprehensive income	$15,132	$18,229

Per share data is not relevant because the Company’s common stock is wholly owned by
National Grid USA.
The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2005	2005

Assets
Utility plant, at original cost	$991,935	$966,086
Less accumulated depreciation and amortization	256,622	253,281

	735,313	712,805
Construction work in progress	34,471	37,456

Net utility plant	769,784	750,261

Goodwill	338,188	338,188
Investments:
Equity investments in nuclear power companies (Note C)	15,754	17,659
Non-utility property and other investments	12,396	12,341

Total investments	28,150	30,000

Current assets:
Cash and cash equivalents (including $518,625 and $307,325 with affiliates)	518,764	311,396
Accounts receivable:
Affiliated companies	37,300	46,645
Others (less reserves of $153 and $153)	116,806	102,639
Fuel, materials, and supplies, at average cost	3,333	3,560
Prepaid and other current assets	1,501	1,345
Regulatory assets — purchased power obligations (Note B)	13,559	104,486
Regulatory assets — derivative instruments (Note B)	52,240	—

Total current assets	743,503	570,071

Regulatory assets (Note B)	1,012,497	912,105
Additional minimum pension regulatory asset	56,359	56,359
Prepaid pension asset	13,513	13,763
Deferred charges and other assets	4,678	5,161

Total assets	$2,966,672	$2,675,908

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Balance Sheets
(In thousands of dollars)
(UNAUDITED)

	June 30,	March 31,
	2005	2005

Capitalization and liabilities
Capitalization:
Common stock, par value $20 per share,
Authorized — 6,449,896 shares
Outstanding — 3,619,896 shares	$72,398	$72,398
Other paid-in capital	731,974	731,974
Retained earnings	312,581	297,508
Accumulated other comprehensive income	127	85

Total common equity	1,117,080	1,101,965
Cumulative preferred stock, par value $100 per share	1,112	1,112
Long-term debt	410,305	410,304

Total capitalization	1,528,497	1,513,381

Current liabilities:
Accounts payable (including $31,109 and $38,313 to affiliates)	61,776	67,845
Accrued liabilities:
Taxes	94,083	10,485
Deferred federal and state income taxes	1,804	1,427
Interest	1,401	802
Purchased power obligations (Note B)	13,559	104,486
Derivative instruments (Note B)	52,240	—
Other accrued expenses	9,769	10,270
Dividends payable	17	17

Total current liabilities	234,649	195,332

Deferred federal and state income taxes	135,910	215,612
Unamortized investment tax credits	7,338	7,447
Accrued Yankee nuclear plant costs	207,254	221,540
Purchased power obligations (Note B)	35,996	189,126
Derivative instruments (Note B)	299,075	—
Other reserves and deferred credits	517,953	333,470
Commitments and contingencies (Note C)

Total capitalization and liabilities	$2,966,672	$2,675,908

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Condensed Statements of Cash Flows
Periods Ended June 30
(In thousands of dollars)
(UNAUDITED)

	Three Months

	2005	2004
		(Restated)
		(See Note F)

Operating activities:
Net income	$15,090	$18,265
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stranded costs	17,674	17,667
Depreciation and amortization	5,105	4,790
Deferred income tax (tax benefit) and investment tax credits, net	(79,870)	92
Allowance for funds used during construction	(468)	(171)
Changes in assets and liabilities:
Increase in accounts receivable, net	(4,822)	(9,681)
Decrease in regulatory assets	25,129	38,925
Decrease (increase) in prepaid and other current assets	71	(236)
(Decrease) increase in accounts payable	(6,069)	75
Increase (decrease) in purchased power contract obligations	2,610	(29,476)
Increase in other current liabilities	84,073	9,136
Decrease in other non-current liabilities	(26,148)	(17,052)
Increase in other non-current liabilities — USGen settlement payment	195,805	—
Other, net	5,002	842

Net cash provided by operating activities	$233,182	$33,176

Investing activities:
Plant expenditures	$(25,797)	$(9,529)

Net cash used in investing activities	$(25,797)	$(9,529)

Financing activities:
Dividends paid on preferred stock	$(17)	$(19)

Net cash used in financing activities	$(17)	$(19)

Net increase in cash and cash equivalents	$207,368	$23,628
Cash and cash equivalents at beginning of period	311,396	229,716

Cash and cash equivalents at end of period	$518,764	$253,344

Supplemental disclosures of cash flow information:

Interest paid	$2,069	$1,235
Federal and state income taxes paid	$3,354	$4,574
Dividends received from investments at equity	$42	$838

The accompanying notes are an integral part of these financial statements.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
NOTE A — SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation: New England Power Company (the Company or NEP), in the opinion of management, has included all adjustments (which include normal recurring adjustments, except as described in the notes) necessary for a fair statement of the financial position and results of operations for the interim periods presented. The March 31, 2005 condensed balance sheet data included in this quarterly report on Form 10-Q was derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. As such, the March 31, 2005 balance sheet included in this Form 10-Q is considered unaudited as it does not include all the footnote disclosures contained in the Company’s Form 10-K. These financial statements and the notes thereto should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.
The Company is a wholly owned subsidiary of National Grid USA and, indirectly, National Grid plc (formerly known as National Grid Transco plc).
New Accounting Standards: In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its results of operations or its financial position.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
NOTE B — RATE AND REGULATORY
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
Under settlement agreements approved by the appropriate commissions, the Company is permitted to recover costs associated with its former generating investments (nuclear and nonnuclear) and related contractual commitments that were not recovered through the sale of those investments (stranded costs). Stranded costs are recovered from the Company’s wholesale customers with whom it has settlement agreements through a CTC. The wholesale customers in turn recover stranded cost charges through delivery charges to distribution customers. The Company earns a return on equity (ROE) of approximately 9.7 percent on stranded cost recovery. Most stranded costs will be fully recovered through CTCs by the end of 2010. The Company’s stranded cost obligation related to the above-market cost of purchased power contracts and nuclear decommissioning costs are recovered through the CTC as these costs are actually incurred. The Company, under certain settlement agreements, earns incentives based on successful mitigation of its stranded costs and these incentives supplement the Company’s ROE.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
As a result of applying FAS 71, the Company has recorded net regulatory assets for the costs that are recoverable from customers through CTCs or through transmission rates. The following table details regulatory assets and liabilities summarized in the Company’s financial statements:

	June 30,	March 31,
(In thousands)	2005	2005

Regulatory assets — current
Purchased power payment obligations	$13,559	$104,486
Derivative instrument	52,240	—

Total current regulatory assets	$65,799	$104,486

Regulatory assets — non-current
Purchased power payment obligations	$35,996	$189,126
Purchased power contracts bought-out	176,084	193,829
Derivative instrument	299,075	—
Accrued Yankee nuclear decommissioning costs	207,254	221,540
Additional minimum pension liability	56,359	56,359
Other regulatory assets	294,088	307,610

Total regulatory assets non-current	$1,068,856	$968,464

Total regulatory assets	$1,134,655	$1,072,950

Regulatory liabilities included in other reserves and deferred credits:
CTC related liabilities	$(144,940)	$(152,412)
Proceeds from USGen	(195,805)	—
Pensions and other post-retirement employee benefits	(42,965)	(43,933)

Total regulatory liabilities	$(383,710)	$(196,345)

Net regulatory assets	$750,945	$876,605

Purchased power payment obligations: When it divested its generating business in 1998, the Company transferred its entitlement to power procured under several long-term contracts (the Contracts). The buyers of the Company’s generating business (the Buyers) agreed to fulfill the Company’s performance and payment obligations under the Contracts. At the same time the Company agreed to pay the Buyers a fixed amount monthly for the above-market cost of the Contracts.
Purchased power contracts bought-out: In conjunction with divestiture, the Company has made lump sum payments to effectively terminate a number of purchase power contracts. These payments are recorded as regulatory assets and are amortized as they are recovered from customers.
Derivative instrument: As discussed in the Company’s Form 10-K for the fiscal year ended March 31, 2005, the Company resumed the performance and payment obligations under power supply contracts that had been transferred to USGen (as described in “Purchased power payment obligations” above) and removed the related liability from the balance sheet and offsetting regulatory asset for the above market portion of the contracts with USGen. The Company continues to record a derivative liability of approximately $351 million for the above-

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
market portion of the Contracts with an equal offset to a corresponding regulatory asset which is reflected in the table above. The performance and payment obligations will not affect the results of operations, as the Company will recover the above-market cost of the Contracts from customers through the CTC. In accordance with the settlement as described in the Company’s Form 10-K for the fiscal year ended March 31,2005, the Company received proceeds of approximately $196 million in June 2005 from USGen (which is reflected as a regulatory liability in the above table). That amount relates in part to the Contracts and the Company has filed a plan with regulators to credit the $196 million to customers through the CTC.
Accrued Yankee nuclear decommissioning costs: The regulatory asset represents the estimated future decommissioning billings from the Yankees. Under settlement agreements, the Company is permitted to recover prudently incurred decommissioning costs through CTC’s. For a discussion of decommissioning nuclear units, see Note C — Commitments and Contingencies.
Additional minimum pension liability: The offset to any additional minimum pension liability associated with the Company’s qualified pension plan is applied to this regulatory asset on a pre-tax basis instead of after-tax to other comprehensive income as determined by regulatory rulings.
Other regulatory assets: Included in the other regulatory assets is the accumulation of numerous miscellaneous regulatory deferrals. This largely consists of unrecovered costs associated with divested fixed assets that are being recovered through the CTC.
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
NOTE C — COMMITMENTS AND CONTINGENCIES
Decommissioning Nuclear Units: The Company has minority interests in Yankee Atomic Electric Company, Connecticut Yankee Atomic Power Company, and Maine Yankee Atomic Power Company (together, the Yankees), which own nuclear generating units that have been permanently retired and are conducting decommissioning operations. These ownership interests are accounted for by the equity method. These three units are as follows:

	The Company's			Future Estimated
	Investment as of			Billings to the
	June 30, 2005			Company
Unit	%	(in millions)	Date Retired	(in millions)

Yankee Atomic	34.5	$0.3	Feb 1992	$32
Connecticut Yankee	19.5	8.8	Dec 1996	112
Maine Yankee	24.0	6.6	Aug 1997	63

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
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
The Connecticut Department of Public Utility Control and the Connecticut Office of Consumer Counsel (together, the Department) have intervened at the FERC requesting that the FERC reject Connecticut Yankee’s rate filing, or in the alternative, disallow a portion of the requested rate increase on the ground that $205 million to $235 million of these costs were imprudently incurred. Bechtel and three New England states have also intervened, asserting that these costs are imprudent and should be disallowed. FERC authorized Connecticut Yankee to begin

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
charging the proposed new rates effective February 1, 2005, subject to refund. Hearings on the rate increase filing at FERC were held in June, initial briefs are due in September, and an initial decision is due in December.
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
Hydro Quebec Interconnection: Three affiliates of the Company were created to construct and operate transmission facilities to transmit power from Hydro Quebec to New England. Under the financial and organizational agreements (the Support Agreements) entered into at the time these facilities were constructed, the Company agreed to guarantee a portion of the project debt. At June 30, 2005, the Company had guaranteed approximately $13 million of project debt with terms through 2015. As discussed in further detail in Note B “Rate and Regulatory”, the Company entered into the HQ Transmission Line Agreements with the purchaser of its nonnuclear generation, USGen, under which USGen assumed the Company’s rights to use the Hydro Quebec line and also agreed to reimburse the Company for its payment obligations under the Support Agreements. The HQ Transmission Line Agreements terminated on April 1, 2004 and the Company has resumed performance and payment obligations under the Support Agreements. The Company remains an obligor under the Support Agreements for the portion of the rights it transferred until 2020. Costs associated with these Support Agreements are recoverable from the Company’s customers through CTCs.
The company and its affiliates along with the ISO, Hydro Quebec TransEnergie and the other interconnection rights holders have entered into a series of agreements formalizing the ISO’s operational responsibilities over the Hydro Quebec Interconnection facilities and integrating these facilities into the newly formed New England RTO. On March 31, 2005, these agreements were filed for FERC approval. FERC accepted these agreements in an Order dated May 25, 2005 with the exception of two agreements where final versions had not yet been filed because French-English versions of the agreements were being prepared. Final French-English versions of the two agreements were filed with FERC on July 27. The agreements accepted by FERC on May 25 and those filed on July 27 will not materially affect the underlying Support Agreements.
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

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
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
Town of Norwood Dispute: From 1983 until 1998, NEP was the wholesale power supplier for Norwood. In April 1998, Norwood began taking power from another supplier, although its contract term with NEP ran to 2008. Pursuant to a tariff amendment approved by the FERC in May 1998, NEP has been assessing Norwood a CTC. Norwood made a payment of approximately $20 million in July 2004. NEP and Norwood are engaged in litigation in the Massachusetts courts and at the FERC, as follows.
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
FERC 206 Proceeding: In December 2002, Norwood challenged the CTC rate with the FERC under Section 206 of the Federal Power Act, which permits the FERC to make prospective adjustments to filed rates. On June 9, 2004, the FERC administrative law judge issued an initial decision recommending that FERC revise the CTC formula to reduce the CTC amount that NEP previously calculated under the formula that FERC accepted and approved in 1998. NEP challenged this initial decision, arguing that no reduction is appropriate. Norwood and the FERC staff challenged the initial decision, arguing that the reduction is insufficient.
On July 22, 2005, the FERC ruled that NEP correctly calculated the CTC payable by Norwood at approximately $600,000 per month from April 1998 through October 2008. FERC also reduced the late payment interest rate previously calculated by NEP, from 18% to 8%. The Company will ask FERC to reconsider the interest question in August. On August 1, 2005, NEP sent Norwood an invoice for approximately $50 million representing Norwood’s current monthly CTC for July 2005, plus its outstanding unpaid balance and interest, as calculated under FERC’s recent order. The Company intends to continue to bill Norwood in accordance with that order through October 2008, unless and until the order is modified as a result of further FERC action or judicial review.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
NOTE D — SEGMENTS
The Company’s reportable segments are electric transmission and stranded cost recoveries (see Note B — “Rate and Regulatory”). The Company is engaged principally in the business of electric power transmission. Certain information regarding the Company’s segments is set forth in the following table. Corporate assets consist primarily of other property and investments, cash and unamortized debt expense.

		Three months ended June 30,
				2004
(In millions)	2005			(Restated)

		Stranded			Stranded
	Electric	cost		Electric	cost
	transmission	recoveries	Total	transmission	recoveries	Total

Operating revenues	$40	$71	$111	$42	$73	$115
Operating income before income taxes	16	7	23	21	10	31
Depreciation and amortization	5	—	5	5	—	5
Amortization of stranded costs	—	18	18	—	18	18

	Total assets at:
(In millions)	June 30, 2005	March 31, 2005

Electric transmission	$1,222	$1,203
Stranded cost recoveries	1,199	1,133
Corporate assets	546	340

Total	$2,967	$2,676

NOTE E — EMPLOYEE BENEFITS
As discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, National Grid USA and its subsidiaries (including the Company) provide benefits to retirees in the form of pension and postretirement benefits other than pension (PBOP). The qualified defined benefit pension plans cover substantially all employees meeting certain minimum age and service requirements. Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for income tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plans’ assets primarily consist of investments in equity and debt securities. In addition, National Grid USA and its subsidiaries (including the Company) sponsor non-qualified plans (plans that do not meet the criteria for tax benefits) that cover officers and certain other key employees. National Grid USA and its subsidiaries (including the Company) provide certain health care and life insurance benefits to retired U.S. employees and their eligible

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drugs and are subject to certain limitations, such as deductibles and co-payments.
Benefit plans’ costs charged to the Company during the three months ended June 30, 2005 and 2004 included the following components:

(in thousands)	Pension Benefits		PBOP Benefits
For the Three Months Ended June 30,	2005	2004	2005	2004

Service cost	$17	$18	$11	$18
Interest cost	1,855	1,959	892	947
Expected return on plans’ assets	(2,299)	(2,551)	(923)	(921)
Amortization of prior service cost	33	38	(26)	(14)
Recognized actuarial loss	733	680	317	353

Net periodic benefit cost	$339	$144	$271	$383

NOTE F — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of NEP’s financial statements for its annual report on Form 10-K for fiscal year ended March 31, 2005, management concluded that the Company had understated net income for the fiscal years ended March 31, 2003 and 2004. The following provides a description of the details of the accounting adjustments included in the restatement of the Company’s financial statements and the effect of the adjustments on the Company’s Statement of Income, Statement of Retained Earnings, Statement of Comprehensive Income and Statement of Cash Flows for these periods. The restatements reflect accounting errors in recording revenues for the recovery of stranded and transmission costs and certain true-ups for expenses relating to federal and state income tax filings were not made timely in fiscal 2003 and 2004. The underlying regulatory filings and income tax filings, however, were timely and accurately filed.
Details of Accounting Adjustments Included in the Restatement of the Three Months Ended June 2004: The accounting adjustments relate primarily to the categories described below. These adjustments affected reported net income and common equity which relate to both the timing and recognition of revenues and expenses and affect the comparison of period-to-period results, as well as business segment reporting.
Operating revenues: (composed of stranded cost revenues and transmission revenues)
Stranded cost revenues: There were two adjustments recorded during the three months ended March 31, 2005 related to the three months ended June 30, 2004 which affected stranded cost revenues.
(1) The Company is allowed to earn incentives, referred to as mitigation incentives, for reducing the amount of stranded costs to be charged to customers as compared to the original CTC filings made in 1998. The Company incorrectly recorded these mitigation incentives in the years prior

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
to the year ended March 31, 2005 because it used outdated data. This resulted in an overstatement of pre-tax revenue of $1.7 million pre-tax ($1.0 million after-tax) for the fiscal years ended March 31, 2002 and prior, and an offsetting understatement of revenue of $1.7 million pre-tax ($1.0 million after-tax), for the fiscal year ended March 31, 2004. Certain amounts related to this error correction pertained to the fiscal quarter ended June 30, 2004 and is being restated and reflected in this Form 10-Q for the quarter ended June 30, 2005.
(2) During fiscal 2004, the Company made a payment to buy out a purchased power contract. The Company is allowed to earn a return on this buyout payment however the Company did not begin recording this return until fiscal 2005. This resulted in an understatement of revenue for the year ended March 31, 2004 of $673,000 pre-tax ($409,000 after-tax). This error was detected and corrected during the fiscal quarter ended December 31, 2004. Certain amounts related to this error correction pertained to the fiscal quarter ended June 30, 2004 and is being restated and reflected in this Form 10-Q for the quarter ended June 30, 2005.
Transmission revenues: Monthly billings to the Company’s transmission customers are determined based on monthly costs incurred to serve those customers, net of certain revenues received during the month. Beginning in the fiscal year ended March 31, 2002, certain revenues related to stranded cost recovery were incorrectly netted against transmission costs as part of the monthly billings to transmission customers. This error was detected and corrected during the fiscal quarter ended December 31, 2004. This error resulted in an understatement of revenue to on a pre-tax basis by $941,000 and $463,000 for the fiscal years ended March 31, 2003 and 2004, respectively ($572,000 and $281,000 after-tax, respectively). Certain amounts related to this error correction pertained to the fiscal quarter ended June 30, 2004 and is being restated and reflected in this Form 10-Q for the quarter ended June 30, 2005.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
The Company has set forth below selected restated financial statements for the three months ended June 30, 2004. Because certain of the data set forth in the following tables has been restated from amounts previously reported, the following tables reconcile the information presented with those previously reported.

Statement of Income
For the Three Months Ended June 30, 2004	Previously
(In thousands)	Reported	Adjustments		As Restated

Operating revenue, principally from affiliates	$113,919	$1,059	(a)	$114,978

Operating expenses:
Purchased electric energy:
Contract termination and nuclear unit shutdown charges	36,738	—		36,738
Other	3,837	—		3,837
Other operation	14,840	—		14,840
Maintenance	1,922	—		1,922
Amortization of stranded costs	17,667	—		17,667
Depreciation and amortization	4,790	—		4,790
Taxes, other than income taxes	4,293	—		4,293
Income taxes	11,326	415	(b)	11,741

Total operating expenses	95,413	415		95,828

Operating income	18,506	644		19,150
Other income:
Equity in income	393	—		393
Other income, net	410	—		410

Operating and other income	19,309	644		19,953

Interest expense:
Interest on long-term debt	1,474	—		1,474
Other interest	214	—		214

Total interest	1,688	—		1,688

Net income	$17,621	$644		$18,265

(a)	Amount consists of stranded cost and incremental transmission revenue adjustments.

(b)	Amount consists of the income tax effect on the stranded cost and incremental transmission revenue adjustments.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements

Statement of Comprehensive Income
For the Three Months Ended June 30, 2004	Previously
(In thousands)	Reported	Adjustments	As Restated

Net income	$17,621	$644	$18,265
Unrealized gain (loss) on securities, net of tax	(36)	—	(36)

Comprehensive income (Note A)	$17,585	$644	$18,229

Statement of Retained Earnings
For the Three Months Ended June 30, 2004	Previously
(In thousands)	Reported	Adjustments		As Restated

Retained earnings at beginning of period	$209,319	$11,453	(a)	$220,772
Net income	17,621	644		18,265
Dividends declared on cumulative preferred stock	(19)	—		(19)

Retained earnings at end of period	$226,921	$12,097		$239,018

(a)	Amount includes adjustments for prior periods.

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements

Statement of Cash Flows
For the Three Months Ended June 30, 2004	Previously		As
(In thousands)	Reported	Adjustments	Restated

Operating activities:
Net income	$17,621	$644	$18,265
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of stranded costs	17,667	—	17,667
Depreciation and amortization	4,790	—	4,790
Deferred income taxes and investment tax credits, net	92	—	92
Allowance for funds used during construction	(171)	—	(171)
Changes in assets and liabilities:
Increase in accounts receivable, net	(9,348)	(333)	(9,681)
Decrease in regulatory assets	39,425	(500)	38,925
Decrease in prepaid and other current assets	(236)	—	(236)
Decrease in accounts payable	75	—	75
Decrease in purchased power contract obligations	(29,476)	—	(29,476)
Increase in other current liabilities	9,005	131	9,136
Decrease in other non-current liabilities	(17,110)	58	(17,052)
Other, net	842	—	842

Net cash provided by operating activities	$33,176	$—	$33,176

Investing activities:
Plant expenditures, excluding allowance for funds used during construction	$(9,529)		$(9,529)

Net cash provided by investing activities	$(9,529)		$(9,529)

Financing activities:
Dividends paid on cumulative preferred stock	$(19)		$(19)

Net cash used in financing activities	$(19)		$(19)

Net increase in cash and cash equivalents	$23,628		$23,628
Cash and cash equivalents at beginning of period	$229,716		$229,716

Cash and cash equivalents at end of period	$253,344		$253,344

NEW ENGLAND POWER COMPANY
Notes to Unaudited Condensed Financial Statements
NOTE G — BILLING ERRORS
In fiscal 2006, the Company discovered it had cumulatively overcharged its affiliate Massachusetts Electric Company (MECO) by approximately $6.3 million including interest ($3.8 million after-tax), resulting in an overstatement of revenue. Specifically, the Company invoiced MECO for the use of diesel generators on Nantucket Island to provide back-up service to the island in the event the undersea cable that connects the island to the mainland fails. The overcharge was related to the use of incorrect allocations for administrative and general expense attributed to the Nantucket diesel units. The Company will refund these overcharges to MECO, which resulted in a decrease in operating revenue of $6.3 million and a decrease in net income of $3.8 million in the current quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Explanatory Note: On June 20, 2005, management of New England Power Company concluded there were accounting errors for certain true-ups for revenues relating to regulatory filings for the recovery of stranded and transmission costs and certain true-ups for expenses relating to federal and state income tax filings in fiscal 2001, 2002, 2003 and 2004. Management’s investigation and review of the affected accounts resulted in the restatement of the financial statements.
This Form 10-Q contains restated statements of income, comprehensive income, retained earnings, and cash flows for the quarterly period ended June 30, 2004.
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
CRITICAL ACCOUNTING POLICIES
Certain critical accounting policies are based on assumptions and conditions that, if changed, could have a material effect on the financial condition, results of operations and liquidity of the Company. See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” for a detailed discussion of these policies.
RESULTS OF OPERATIONS
EARNINGS
Net income for the quarter ended June 30, 2005, decreased approximately $3 million compared with the same period in 2004. The decrease for the quarter was due primarily to the refund of an overcharge to one of the Company’s affiliates (see Note G “Billing Errors”), and an increase in interest expense due to higher interest rates. Partially offsetting this decrease was an increase in interest income from an intercompany borrowing arrangement (see Liquidity and Capital Resources).
REVENUES
The Company has two primary sources of revenue: transmission and stranded cost recovery. Transmission revenues are based on a formula rate that recovers the Company’s actual costs plus a return on investment. Stranded cost recovery revenues are in the form of a Contract Termination Charge (CTC), which is billed to former wholesale customers of the Company in connection with the Company’s divestiture of its electric generation investments.
Operating revenue decreased $4 million for the quarter ended June 30, 2005, compared to the same period in 2004. The decrease was primarily due to the correction of an overcharge to one of the Company’s affiliates which reduced operating revenue by $6 million (see Note G “Billing Errors) and lower recovery of transmission related expenses of $1 million. This decrease was offset by higher recovery of purchased electric energy expenses of $4 million.
OPERATING EXPENSES
Purchased electric energy increased $4 million for the quarter ended June 30, 2005, compared with the same period in 2004. The increase was primarily due to higher nuclear decommissioning costs of $3 million and higher monthly power obligations of $1 million.

Operation and maintenance expense decreased $1 million for the quarter ended June 30, 2005 compared with the same period in 2004. The primary reason for the decrease was a reduction in operating expenses related to the HQ contracts (see Note B), offset by increased transmission maintenance costs.
Income taxes decreased approximately $5 million for the quarter ended June 30, 2005 compared with same period in 2004. This decrease was primarily due to a decrease in book taxable income and audit true-ups.
NON OPERATING EXPENSES
Other income net increased $1 million for the quarter ended June 30, 2005 compared with the same period in 2004. The increase was a result of higher interest income from associated companies due to a larger investment in the money pool by the Company. (See ‘Net cash flows used in investing activities’ below for further discussion on the money pool.)
Interest charges increased $2 million for the quarter ended June 30, 2005, compared to the same period in 2004. This increase was primarily due to higher interest rates on long term debt.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005 the Company’s principal sources of liquidity included cash and cash equivalents of approximately $519 million and accounts receivable of $154 million. The Company has a positive working capital balance of approximately $509 million.
Net cash flows provided by operating activities increased approximately $200 million for the three months ended June 30, 2005 compared with the same period in 2004. The primary reason for the increase in operating cash flow was the receipt of $195 million related to the USGen settlement.
Net cash flows used in investing activities for the three months ended June 30, 2005, increased approximately $16 million compared with the same period in 2004, due to increased plant expenditures. Cash expenditures for the Company for utility plant totaled approximately $26 million for three months ended June 30, 2005, and were primarily transmission-related. The funds necessary for utility plant expenditures during the period were primarily provided by internal funds.
At June 30, 2005, the Company had no short-term debt outstanding. The Company has regulatory approval to issue up to $375 million of short-term debt. National Grid USA and certain subsidiaries, including the Company, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Companies that invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice.

At June 30, 2005, the Company had credit and standby bond purchase facilities with banks totaling $440 million which are available to provide liquidity support for $410 million of the Company’s long-term bonds, and for other corporate purposes. There were no borrowings under these facilities at June 30, 2005. Fees are paid on the facilities in lieu of compensating balances.
OTHER REGULATORY MATTERS
New England RTO and Rate Filing: The Company is a Participating Transmission Owner (PTO) in New England’s Regional Transmission Organization (RTO) which commenced operations effective February 1, 2005. FERC issued two orders in 2004 and two in 2005 that approved the establishment of the RTO and resolved certain issues concerning the proposed return on equity (ROE) for New England PTOs. Other issues were set for hearing. A number of parties, including NEP, have filed appeals from one or more of those orders with the US Court of Appeals for the District of Columbia Circuit.
NEP’s last allowed base ROE for transmission assets was 10.25%. Effective on the RTO operations date of February 1, 2005, NEP’s transmission rates began to reflect a proposed base return on equity of 12.8%, subject to refund, plus the additional 0.5% incentive return on regional network service (RNS) rates that FERC approved in March 2004. Approximately 70% of the Company’s transmission costs are recovered through RNS rates. An additional 1.0% incentive adder is also applicable to new RNS transmission investment, subject to refund.
NEP and the other parties continue to participate in FERC proceedings to determine outstanding ROE issues, including base return on equity and the proposed 1% ROE incentive for new transmission investment. The administrative law judge issued an initial decision on May 27, 2005, which concluded that the base ROE should be 10.72% and that NEP and other PTOs are not entitled to the proposed 1% ROE incentive. The parties, including the PTOs, filed briefs on exception to the judge’s initial decision on June 27 and the briefs opposing exceptions on July 18. A final FERC order is expected by year end 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk: The Company’s major financial market risk exposure is changing interest rates. Changing interest rates will affect interest paid on variable rate debt. At June 30, 2005, the Company’s tax exempt variable rate long-term debt had a carrying value of approximately $410 million. While the ultimate maturity dates of the underlying loan agreements range from 2015 through 2022, this debt is issued in tax exempt commercial paper mode. The various components that comprise this debt are issued for periods ranging from one day to 270 days, and are remarketed through remarketing agents at the conclusion of each period. The weighted average variable interest rate for the quarter ended June 30, 2005 was approximately 2.59 percent.
Commodity Risk: The Company is party to contracts for the purchase of electricity which are recognized as a derivative liability in accordance with FAS 133 (see Note B “Rate and Regulatory”). These contracts are exposed to commodity price risk arising from market price fluctuations in the cost of electricity. The Company’s rate plan allows for full recovery of the cost of electricity from its customers resulting in the recognition of regulatory assets related to commodity risk.

ITEM 4. CONTROLS AND PROCEDURES
The Company has carried out an evaluation under the supervision and with the participation of its management, including the Chief Financial Officer and President, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based on and as of that evaluation, it was determined that these disclosure controls and procedures were not effective, due to the material weakness described in the Company’s Form 10-K for the fiscal year ended March 31, 2005, in providing reasonable assurance that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
As described in the Company’s Form 10-K for the fiscal year ended March 31, 2005, the Company identified errors that resulted in the understatement of revenue and the overstatement of income tax expense. To address the underlying control deficiency, the Company established a formal written policy requiring that true-ups and analysis of estimated stranded cost revenues and income tax expense be recorded on a timely basis. In addition, the Company updated its procedures to require that the related managers confirm that true-ups and analysis are being recorded on a timely basis.
The changes described above were made during the fiscal quarter ended June 30, 2005. Other than these changes, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Town of Norwood Dispute: As described in the Company’s 10-K for the fiscal year ended March 31, 2005, NEP and Norwood are engaged in litigation in the Massachusetts courts and at the FERC with respect to Norwood’s payment of a contract termination charge, or CTC. On July 22, 2005, the FERC ruled that NEP correctly calculated the CTC payable by Norwood at approximately $600,000 per month from April 1998 through October 2008. FERC also reduced the late payment interest rate previously calculated by NEP, from 18% to 8%. The Company will ask FERC to reconsider the interest question in August. On August 1, 2005, NEP sent Norwood an invoice for approximately $50 million representing Norwood’s current monthly CTC for July 2005, plus its outstanding unpaid balance and interest, as calculated under FERC’s recent order. The Company intends to continue to bill Norwood in accordance with that order through October 2008, unless and until the order is modified as a result of further FERC action or judicial review.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
As reported in the Company’s 10-K for the fiscal year ended March 31, 2005, the Annual Meeting of Stockholders was held on April 20, 2005. By a vote of 3,619,896 shares out of 3,631,013 total shares voted, the following actions were taken:
•	The number of directors was fixed at five.

•	The following persons were elected as directors: John G. Cochrane, Michael E. Jesanis, Stephen P. Lewis, Lawrence J. Reilly, and Jeffrey A. Scott.

•	James S. Robinson was elected Treasurer and Gregory A. Hale was elected Clerk.
PricewaterhouseCoopers LLP, was appointed as the Company’s independent registered public accountant for the fiscal year ending March 31, 2006.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
The exhibit index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2005 to be signed on its behalf by the undersigned thereunto duly authorized.

NEW ENGLAND POWER COMPANY
Date: August 12, 2005	By:	/s/ Marcy L. Reed
Marcy L. Reed
Authorized Officer and Controller and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications Pursuant to 18 U.S.C. 1350